Form 10QSB
period 2006-04-30
LABURNUM VENTURES INC.
filed 2006-07-27
CIK 1352858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended April 30, 2006

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________________ to ________________

COMMISSION FILE NUMBER 000-52043

LABURNUM VENTURES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0480810
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

1889 Mathews Avenue
Vancouver, British Columbia V6J 5M5
(Address of principal executive offices)

(604) 731-7777
Issuer's telephone number

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [   ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 24, 2006, the Issuer had 12,000,000 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

LABURNUM VENTURES INC.

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

APRIL 30, 2006

(Stated in US Dollars)

(Unaudited)

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM BALANCE SHEETS
April 30, 2006 and October 31, 2005
(Stated in US Dollars)
(Unaudited)

	April 30,	October 31,
	2006	2005

ASSETS

Current
Cash	$34,286	$68,666
Share subscriptions receivable – Note 5	-	2,800

	$34,286	$71,466

LIABILITIES

Current
Accounts payable and accrued liabilities	$32,122	$8,573
Loan payable – Note 3	-	5,941
Due to related party – Note 4	3,244	14,184

	35,366	28,698

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital stock – Note 5
Authorized:
100,000,000 preferred stock, par value $0.001, none issued
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
12,000,000 common shares ( October 31, 2005 – 5,000,000)	12,000	5,000
Additional paid in capital	63,000	-
Share subscriptions – Note 5	-	69,600
Accumulated foreign currency translation adjustments	(738)	(738)
Deficit accumulated during the pre-exploration stage	(75,342)	(31,094)

	(1,080)	42,768

	$34,286	$71,466

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three months and six months ended April 30, 2006, and 2005 and for the period March 11, 2004 (Date of Inception) to April 30, 2006
(Stated in US Dollars)
(Unaudited)

					March 11,
					2004
	Three months		Six months		(Date of
	ended		ended		Inception) to
	April 30,		April 30,		April 30,
	2006	2005	2006	2005	2006

Expenses
Accounting and audit fees	$6,283	$-	$14,328	$-	$21,528
Legal fees	7,369	-	11,928	-	18,000
Management fees – Note 4	1,500	1,500	3,000	3,000	12,000
Mineral property and exploration costs	4,100	-	9,100	-	12,398
Office and sundry – Note 4	5,097	750	5,892	1,500	11,416

Net loss for the period	(24,349)	(2,250)	(44,248)	(4,500)	(75,342)

Foreign currency translation adjustment	-	-	-	-	(738)

Comprehensive loss for the period	$(24,349)	$(2,250)	$(44,248)	$(4,500)	$(76,080)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding	12,000,000	5,000,000	10,878,453	5,000,000

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended April 30, 2006, and 2005 and
for the period March 11, 2004 (Date of Inception) to April 30, 2006
(Stated in US Dollars)
(Unaudited)

			March 11,
			2004
			(Date of
	Six months ended		Inception) to
	April 30,		April 30,
	2006	2005	2006

Cash Flows used in Operating Activities
Net loss for the period	$(44,248)	$(4,500)	$(75,342)
Change in non-cash working capital balance
related to operations
Accounts payable and accrued liabilities	23,549	-	32,122

Net cash used in operating activities	(20,699)	(4,500)	(43,220)

Financing Activities
Decrease in loan payable	(5,941)	-	-
Increase (decrease) in due to related party	(10,940)	4,500	3,244
Proceeds on sale of common stock	3,200	-	75,000

Net cash provided by (used in) financing activities	(13,681)	4,500	78,244

Effect of foreign currency translation	-	-	(738)

Increase (decrease) in cash during the period	(34,380)	-	34,286

Cash, beginning of the period	68,666	2,087	-

Cash, end of the period	$34,286	$2,087	$34,286

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,158	$-	$1,158

Non-cash transaction – Note 6

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period March 11, 2004 (Date of Inception) to April 30, 2006
(Stated in US Dollars)
(Unaudited )

					Accumulated	Deficit
					Foreign	Accumulated
			Additional		Currency	During the
	Common Shares		Paid -in	Share	Translation	Pre-exploration
	Number	Par Value	Capital	Subscriptions	Adjustments	Stage	Total

Capital stock issued for cash – at $0.001	5,000,000	$5,000	$-	$-	$-	$-	$5,000
Foreign currency translation adjustments	-	-	-	-	(527)	-	(527)
Net loss for the period	-	-	-	-	-	(15,943)	(15,943)

Balance, October 31, 2004	5,000,000	5,000	-	-	(527)	(15,943)	(11,470)
Share subscriptions	-	-	-	69,600	-	-	69,600
Foreign currency translation adjustments	-	-	-	-	(211)	-	(211)
Net loss for the year	-	-	-	-	-	(15,151)	(15,151)

Balance, October 31, 2005	5,000,000	5,000	-	69,600	(738)	(31,094)	42,768

Capital stock issued for cash – at $0.01	7,000,000	7,000	63,000	(69,600)	-	-	400
Net loss for the period	-	-	-	-	-	(44,248)	(44,248)

Balance, April 30, 2006	12,000,000	$12,000	$63,000	$-	$(738)	$(75,342)	$(1,080)

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
April 30, 2006
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Financial Statements

While the information presented in the accompanying April 30, 2006 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s October 31, 2005 audited financial statements.

Operating results for the six months ended April 30, 2006 are not necessarily indicative of the results that can be expected for the year ending October 31, 2006.

Note 2	Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At April 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $75,342 since its inception, has a working capital deficiency of $1,080 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Loan payable

During the period ended October 31, 2004 the President of the Company loaned $4,783 (CAD$6,450) to the Company. Interest was excluded for one year until March 2, 2005 at which time interest begins to accrue. The loan is unsecured, bears interest at 6% per annum, payable on demand beginning March 2, 2005. During the six months ended April 30, 2006, the Company paid loan principal of $4,783 and interest expense of $1,158 to the President of the Company.

Laburnum Ventures, Inc.
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
April 30, 2006
(Stated in US Dollars) – Page 2
(Unaudited)

Note 4	Related Party Transactions

The President of the Company provides management services and office premises to the Company at $500 per month and $250 per month, respectively. During the six months ended April 30, 2006 management services of $3,000 (2005: $3,000) and office expense of $1,500 (2005: $1,500) were charged to operations.

The amount due to related party is due to a director of the Company for unpaid rent and management fees. The amount is unsecured, non-interest bearing and has no specific terms for repayment.

Note 5	Capital Stock

In March 2004, the Company issued 5,000,000 common shares to a director of the Company for total cash proceeds of $5,000.

In September 2005, the Company approved a private placement offering of up to 7,000,000 shares at $0.01 per share for total potential proceeds of $70,000 (the “Offering”).

As of October 31, 2005, the Company had received subscriptions for a total of 6,960,000 common shares. At October 31, 2005, the Company had received subscription funds totalling $66,800 and consequently had share subscriptions receivable of $2,800. The subscriptions receivable was paid during six months ended April 30, 2006.

On November 30, 2005, the Company issued 7,000,000 common shares at $0.01 per share for total proceeds of $70,000.

At April 30, 2006 and October 31, 2005, there were no outstanding stock options or warrants.

Note 6	Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

During the six months ended April 30, 2006, the Company issued 69,600,000 shares of common stock at $0.01 per share for share subscriptions of $69,600 received during the year ended October 31, 2005.

These transactions have been excluded from the statements of cash flows.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms “we”, “us”, “our”, and “Laburnum” mean Laburnum Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operation for the six months ended April 30, 2006 and changes in our financial condition from January 31, 2006. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Registration Statement on Form SB-2 originally filed on February 21, 2006, as amended.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We currently own a 100% undivided interest in a mineral property located in the Province of British Columbia, Canada, that we call the Sum Mineral Claim. We are currently conducting mineral exploration activities on the Sum Mineral Claim in order to assess whether it possesses any commercially exploitable copper, silver or gold reserves. There are currently no known mineral reserves on the Sum Mineral Claim.

We filed a Registration Statement on Form SB-2 with the SEC that was declared effective June 12, 2006. This Registration Statement was filed to register the resale of 7,000,000 shares of our common stock by our then existing stockholders. We did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

PLAN OF OPERATION

Our plan of operation is to conduct mineral exploration activities on the Sum Mineral Claim in order to assess whether the property contains mineral reserves that are capable of commercial extraction. Our exploration program is designed to explore for commercially viable deposits of copper, silver and gold. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claim.

We received a geological evaluation report on the Sum Mineral Claim entitled “Geological Evaluation Report on the Sum Property” prepared by Mr. Sookochoff on November 19, 2005. In his geological report, Mr. Sookochoff recommended that a three phase continuing exploration program be conducted as follows:

Phase	Exploration Program	Cost	Status
Phase I	Prospecting, Trenching and Sampling	$3,500	Completed as of April of 2006.
Phase II	Coverage of the area with VLF- EM and magnetometer surveys	$6,500	Expected to be completed in the fall of 2006.
Phase III	Geological mapping and sampling	$10,000	Expected to be completed in 2007, depending on the results of Phase II.
	Total Estimated Cost	$20,000

Phase I of our exploration program was completed in April of 2006. During Phase I, three trenches were dug on the Sum Mineral Claim. Samples taken from a trench dug on the skarn zone located on the claim indicated potential zones of significant copper mineralization with a potential economic zone of mineralization over the reported 87 foot width of the skarn zone. Samples taken from the two other trenches dug on the two zones north and south of the skarn zone showed weaker mineralization. However, the results of these samples are potentially significant in that they may indicate proximal mineralization of another mineralized skarn zone.

In his Phase I report, Mr. Sookochoff recommended that we proceed with Phase II of our exploration program. Phase II will involve localized VLF-EM and magnetometer surveys which will define the skarn mineralization with its contained magnetite and could delineate breccia/structural zones with potential increased mineralization. We expect to complete Phase II of our exploration program in the fall of 2006. A decision whether to proceed beyond Phase II of our exploration program will be made by assessing whether the results of Phase II are sufficiently positive. In making this decision, we will rely on the recommendations of our geological consultant. The decision of the consultant whether or not to recommend proceeding will be based on a number of factors, including his subjective judgment, and will depend primarily on the results of the immediately preceding exploration stage.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$20,000
Office Expenses	$3,000
Mineral Property Exploration Expenses	$16,500
TOTAL	$39,500

Our total expenditures over the next twelve months are anticipated to be approximately $39,500. Our cash on hand as of April 30, 2006 was $34,286. We do not have sufficient cash on hand to pay the anticipated costs of our proposed exploration program. As such, we will require additional financing to fund our operations for the next twelve months. In addition, there are no assurances that the actual costs of completing this exploration program will not exceed our estimates of those costs. If the actual costs of the exploration program are substantially greater than what we have estimated, or if we decide to proceed with additional work beyond Phase III, of which there is no assurance, we may also be required to seek additional financing. We currently do not have any arrangements for additional financing.

During the next twelve months, we do not anticipate generating any revenue. We anticipate that any additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in the Sum Mineral Claim. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund Phase II or Phase III of our exploration program. In the absence of such financing, our business will fail.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

-   our ability to raise additional funding;
-   the market price for copper, silver and gold; and
-   the results of our proposed exploration program on our mineral property.

Due to the lack of our operating history and our present inability to generate revenues, our auditors have stated in their audit report included in our audited financial statements for the year ended October 31, 2005 that there currently exists substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Three Months and Six Months Summary

	Three Months Ended April 30			Six Months Ended April 30
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenue	$ --	$ --	N/A	$ --	$ --	N/A
Expenses	(24,349)	(2,250)	982.2%	(44,248)	(4,500)	883.3%
Net Income (Loss)	$(24,349)	$(2,250)	982.2%	$(44,248)	$(4,500)	883.3%

Revenues

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that any commercially viable mineral deposits exist on our mineral claim, that we will discover commercially exploitable levels of mineral resources on our properties, or, if such deposits are discovered, that we will enter into further substantial exploration programs. Further exploration is required before a final determination can be made as to whether our mineral claim possesses commercially exploitable mineral deposits of copper, silver and gold.

Expenses

We incurred the following expenses for each of the periods presented below:

	Three Months Ended April 30			Six Months Ended April 30
			Percentage			Percentage
	2006	2005	Inc./(Dec.)	2006	2005	Inc./(Dec.)
Accounting and audit fees	$6,283	$ --	100.0%	$14,328	$ --	100.0%
Legal fees	7,369	--	100.0%	11,928	--	100.0%
Management fees	1,500	1,500	0.0%	3,000	3,000	0.0%
Mineral property and exploration costs	4,100	--	100.0%	9,100	--	100.0%
Office and sundry	5,097	750	579.6%	5,892	1,500	292.8%
TOTAL	$24,349	$2,250	982.2%	$44,248	$4,500	883.3%

The increases in expenses are primarily a result of the increase in professional fees associated with preparing and filing our Registration Statement under the Securities Act during the fiscal quarter ended April 30, 2006 and costs associated with our mineral exploration activities. The majority of the amounts spent by us on accounting and legal fees are amounts paid in connection with preparing and filing our Registration Statement under the Securities Act, and meeting our ongoing reporting obligations under the Exchange Act.

We anticipate our operating expenses will increase significantly as we continue to undertake our exploration program.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At April 30, 2006	At October 31, 2005	Increase / (Decrease)
Current Assets	$34,286	$71,466	(52.0)%
Current Liabilities	(35,366)	(28,698)	23.2%
Working Capital (Deficit)	$(1,080)	$42,768	(102.5)%

Cash Flows
	Six Months Ended	Six Months Ended
	April 30, 2006	April 30, 2005
Cash Flows used in Operating Activities	$(20,699)	$(4,500)
Cash Flows from (used in) Financing Activities	(13,681)	4,500
Cash Flows from (used in) Investing Activities	--	--
Net Increase (Decrease) in Cash During Period	$(34,380)	$ --

The increases in our working capital deficit at April 30, 2006 from our year ended October 31, 2005, and the increase in our cash used during the period ended on April 30, 2006, from the comparable periods of the preceding fiscal years are primarily a result of the increase in professional fees associated with preparing and filing our Registration Statement under the Securities Act of 1933, the increase in costs associated with our mineral exploration activities, and from the fact that we had no revenue or sources of financing during the period ended April 30, 2006.

As of April 30, 2006, we had cash on hand of $34,286. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the period ended October 31, 2005 that there is substantial doubt that we will be able to continue as a going concern.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

The following accounting policies have been determined by management to be critical accounting policies:

Foreign Currency Translation

Our functional currency is the Canadian dollar. We use the United States of America dollar as our reporting currency for consistency with the registrants of the SEC and in accordance with FAS No. 52.

Assets and liabilities denominated in a foreign currency at period-end are translated at the exchange rate in effect at the period-end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Any gains or losses arising as a result of such translations are not included in operations, but are reported as a separate component of equity as foreign currency translation adjustments, if applicable.

Transactions undertaken in currencies other than the functional currency are translated using the exchange rate in effect as of the transaction date. Any exchange gains or losses are included in other income or expenses on the statement of operations, if applicable.

Mineral Property

Cost of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.

Financial Instruments

The carrying value of cash, share subscriptions receivable, accounts payable and accrued liabilities, loan payable and due to related party approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments.

RISKS AND UNCERTAINTIES

If we do not obtain additional financing, our business will fail.

Our current operating funds are sufficient to meet the anticipated costs of Phases II and III of our exploration program. However, our existing funds may be insufficient if the actual costs of our exploration program significantly exceed our estimates or if we decide to proceed to or beyond Phase III of our exploration program or if we decide to begin mining efforts in the event that it is determined that our property contains mineral reserves. Therefore, we will need to obtain additional financing in order to complete our business plan. As of April 30, 2006, the date of our most recently available financial statements, we had cash on hand in the amount of $34,286. We have not earned any revenue since our inception. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claim. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to earn revenue and, because our ability to sustain our operations is dependent on our ability to raise financing, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have accrued net losses of $75,342 for the period from our inception on March 11, 2004 to April 30, 2006, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Amisano Hanson, Chartered Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan.

As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in Laburnum is suitable.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

You should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The Sum Mineral Claim does not contain a known body of commercial ore and, therefore, any program conducted on the Sum Mineral Claim would be an exploratory search of ore. There is no certainty that any expenditures made in the exploration of the Sum Mineral Claim will result in discoveries of commercial quantities of ore. Most exploration projects do not result in the discovery of commercially mineable deposits of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon our possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

We have no known mineral reserves and if we cannot find any, we will have to cease operations.

Because we have only recently commenced business operations, we expect to incur substantial losses for the foreseeable future.

We have never earned any revenues and we have never been profitable. Prior to completing our exploration program for the Sum Mineral Claim, we will likely incur increased operating expenses without realizing any revenues. This could cause our business to fail.

We have no mineral reserves. If we do not find a mineral reserve containing gold, copper, or silver or if we cannot complete the exploration of the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and you will lose your investment.

Mineral exploration is highly speculative. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our property, our production capability is subject to further risks including:

-

costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

-	availability and costs of financing;
-	ongoing costs of production; and
-	environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the Sum Mineral Claim, and such other factors as government regulations, including regulations relating to allowable production, importing and exporting of minerals, and environmental protection.

Given the above noted risks, the chances of finding reserves on our mineral properties are remote and funds expended on exploration will likely be lost.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no insurance to cover against these hazards. The payment of such liabilities may result in our inability to complete our planned exploration program and/or obtain additional financing to fund our exploration program.

As we undertake exploration of our mineral claim, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the Province of British Columbia as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

  Water discharge will have to meet drinking water standards;

  Dust generation will have to be minimal or otherwise re-mediated;

  Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

  An assessment of all material to be left on the surface will need to be environmentally benign;

  Ground water will have to be monitored for any potential contaminants;

  The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be remediated; and

  There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Our annual cost of compliance with the Mineral Tenure Act is currently approximately $487 per year. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

Our failure to make required payments or expenditures could cause us to lose title to the mineral claims.

In the Province of British Columbia, the recorded holder of a mineral claim is required to perform a minimum amount of exploration work on a claim or make payment in the equivalent sum in lieu of work. The fee is $4.00 CDN per hectare (approximately $3.52 US per hectare) in the first three years and $8.00 CDN per hectare (approximately $7.04 US per hectare) in subsequent years plus a $0.40 CDN per hectare (approximately $0.35 US per hectare) recording fee annually. Our mineral claim consists of 125.733 hectares. As such, the minimum exploration expenditures and/or filing fee required to maintain the Sum Mineral Claim in good standing is anticipated to be $553 CDN (approximately $487 US) annually for the years 2006, 2007 and 2008 and $1,056 CDN (approximately $929 US) annually thereafter. Our claim is in good standing until July 6, 2007. If we fail to incur the minimum exploration expenditures or make any of the required payments in lieu thereof, we could lose title to the Sum Mineral Claim.

If we do not obtain clear title to the mineral claim, our business may fail.

Under British Columbia law, title to British Columbia mineral claim can only be held by individuals, British Columbia corporations or foreign corporations extra-provincially registered in British Columbia. Since we are a Nevada corporation and we are not extra-provincially registered in Canada, we are not legally allowed to hold claims in British Columbia. As such, our mineral claim is being held in trust for us by Guy R. Delorme. If we confirm economically viable deposits of copper, silver or gold on our mineral claim, we will incorporate a British Columbia subsidiary to hold title to the mineral claim and Mr. Delorme will transfer the claim to the subsidiary. Until we can confirm viable copper, silver or gold deposits, Mr. Delorme will hold the claim in trust for us. However, there could be situations such as the death of the titleholder that could prevent us from obtaining clear title to the mineral claim. If we are unable to obtain clear title to the mineral claim, our business will likely fail.

Because our executive officer does not have formal training specific to the technicalities of mineral exploration, there is a higher risk that our business will fail.

Thomas R. Brown, our sole executive officer and director, does not have any formal training as a geologist or in the technical aspects of management of a mineral exploration company. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

Because our sole executive officer and director, Thomas R. Brown, owns 41.7% of our outstanding common stock, investors may find that corporate decisions controlled by Mr. Brown are inconsistent with the interests of other stockholders.

Thomas R. Brown, our President, controls 41.7% of issued and outstanding shares of our common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. Brown is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. Since Mr. Brown is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Brown exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, due to his stock ownership position, Mr. Brown will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our articles of incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Mr. Brown to their detriment, and (iii) control over transactions between him and Laburnum.

We may conduct further offerings in the future in which case your shareholdings will be diluted.

We completed an offering of 7,000,000 shares of our common stock at a price of $0.01 per share to investors on November 30, 2005. Since our inception, we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, your percentage interest in us will be diluted. The result of this could reduce the value of your stock.

If a market for our common stock does not develop, stockholders may be unable to sell their shares.

There is currently no market for our common stock and we can provide no assurance that a market will develop. We intend to apply for trading of our common stock on the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”). However, we can provide no assurance that our shares will be approved for trading on the OTC Bulletin Board or, if traded, that a public market will materialize. If our common stock is not traded on the OTC Bulletin Board or if a public market for our common stock does not develop, stockholders may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

The shares of our common stock constitute “penny stocks” under the Exchange Act. The shares will remain classified as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker/dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker/dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

The "penny stock" rules adopted by the SEC under the Exchange Act subjects the sale of the shares of our common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities.

Legal remedies, which may be available to an investor in "penny stocks", are as follows:

(a)	if "penny stock" is sold to you in violation of your rights listed above, or other federal or states securities laws, you may be able to cancel your purchase and get your money back.

(b)	if the stocks are sold in a fraudulent manner, you may be able to sue the persons and firms that caused the fraud for damages.

(c)	if you have signed an arbitration agreement, however, you may have to pursue your claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the SEC's rules may limit the number of potential purchasers of the shares of our common stock.

As our business assets and our directors and officers are located outside of the United States, investors may be limited in their ability to enforce civil actions against our assets or our directors and officers.

Our business assets are located in Canada and our sole director and executive officer is a resident of Canada. Consequently, it may be difficult for United States investors to effect service of process within the United States upon our assets or our directors or officers, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under U.S. Federal Securities Laws. A judgment of a U.S. court predicated solely upon such civil liabilities may not be enforceable in Canada by a Canadian court if the U.S. court in which the judgment was obtained did not have jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether an original action could be brought successfully in Canada against any of our assets or our directors and officers predicated solely upon such civil liabilities.

Because we hold a significant portion of our cash reserves in United States dollars, we may experience losses due to foreign exchange translations.

We hold a significant portion of our cash reserves in United States dollars. Due to foreign exchange rate fluctuations, the value of these United States dollar reserves can result in both translation gains and losses in Canadian dollar terms. If there were to be a significant decline in the United States dollar versus the Canadian Dollar, our Canadian dollar purchasing power would also significantly decline. We have not entered into derivative instruments to offset the impact of foreign exchange fluctuations. Such foreign exchange declines could cause us to experience increased exploration expenses.

ITEM 3.           CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

None.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated June 22, 2004 between Guy R. Delorme and Laburnum Ventures Inc.(1)

10.2	Declaration of Trust executed by Guy R. Delorme.(1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on February 21, 2006, as amended.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed by us during our fiscal quarter ended April 30, 2006 and from the end of that fiscal quarter to the date of filing of this Quarterly Report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABURNUM VENTURES INC.

Date: July 27, 2006	By:	/s/ Thomas R. Brown
THOMAS R. BROWN
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
and Director
(Principal Executive Officer
and Principal Accounting Officer)