Form 10QSB
period 2006-07-31
LABURNUM VENTURES INC.
filed 2006-09-13
CIK 1352858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2006

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 5, 2006, the Issuer had 12,000,000 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

LABURNUM VENTURES INC.

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

JULY 31, 2006

 Stated in US Dollars

(Unaudited)

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM BALANCE SHEETS
July 31, 2006 and October 31, 2005
(Stated in US Dollars)
(Unaudited)

	July 31,	October 31,
	2006	2005

ASSETS

Current
Cash	$17,035	$68,666
Share subscriptions receivable – Note 6	-	2,800

	$17,035	$71,466

LIABILITIES

Current
Accounts payable and accrued liabilities	$24,159	$8,573
Loan payable – Note 3	-	5,941
Due to related party – Note 4	5,224	14,184

	29,383	28,698

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital stock – Note 5
Authorized:
100,000,000 preferred stock, par value $0.001, none issued
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
12,000,000 common shares ( October 31, 2005 – 5,000,000)	12,000	5,000
Additional paid in capital	63,000	-
Share subscriptions – Note 5	-	69,600
Accumulated foreign currency translation adjustments	(738)	(738)
Deficit accumulated during the pre-exploration stage	(86,610)	(31,094)

	(12,348)	42,768

	$17,035	$71,466

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and nine months ended July 31, 2006, and 2005 and for the period March 11, 2004 (Date of Inception) to July 31, 2006
(Stated in US Dollars)
(Unaudited)

					March 11, 2004
					(Date of
	Three months ended		Nine months ended		Inception) to
	July 31,		July 31,		July 31,
	2006	2005	2006	2005	2006

Expenses
Accounting and audit fees	$2,582	$-	$16,910	$-	$24,110
Legal fees	5,443	175	17,371	175	23,443
Management fees – Note 4	1,500	1,500	4,500	4,500	13,500
Mineral property and exploration	-	-	9,100	-	12,398
costs
Office and sundry – Note 4	1,743	963	7,635	2,463	13,159

Net loss for the period	(11,268)	(2,638)	(55,516)	(7,138)	(86,610)

Foreign currency translation	-	-	-	-	(738)
adjustment

Comprehensive loss for the period	$(11,268)	$(2,638)	$(55,516)	$(7,138)	$(87,348)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding	12,000,000	5,000,000	11,316,264	5,000,000

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the nine months ended July 31, 2006, and 2005 and
for the period March 11, 2004 (Date of Inception) to July 31, 2006
(Stated in US Dollars)
(Unaudited)

			March 11, 2004
			(Date of
	Nine months ended		Inception) to
	July 31,		July 31,
	2006	2005	2006

Cash Flows used in Operating Activities
Net loss for the period	$(55,516)	$(7,138)	$(86,610)
Change in non-cash working capital balance
related to operations
Accounts payable and accrued liabilities	15,586	-	24,159

Net cash used in operating activities	(39,930)	(7,138)	(62,451)

Financing Activities
Decrease in loan payable	(5,941)	-	-
Increase (decrease) in due to related party	(8,960)	7,420	5,224
Proceeds on sale of common stock	3,200	-	75,000

Net cash provided by (used in) financing activities	(11,701)	7,420	80,224

Effect of foreign currency translation	-	-	(738)

Increase (decrease) in cash during the period	(51,631)	282	17,035

Cash, beginning of the period	68,666	2,087	-

Cash, end of the period	$17,035	$2,369	$17,035

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,158	$-	$1,158

Non-cash transaction – Note 6

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period March 11, 2004 (Date of Inception) to July 31, 2006
(Stated in US Dollars)
(Unaudited)

					Accumulated	Deficit
					Foreign	Accumulated
			Additional		Currency	During the
	Common Shares		Paid-in	Share	Translation	Pre-exploration
	Number	Par Value	Capital	Subscriptions	Adjustments	Stage	Total

Capital stock issued for cash – at $0.001	5,000,000	$5,000	$-	$-	$-	$-	$5,000
Foreign currency translation adjustments	-	-	-	-	(527)	-	(527)
Net loss for the period	-	-	-	-	-	(15,943)	(15,943)

Balance, October 31, 2004	5,000,000	5,000	-	-	(527)	(15,943)	(11,470)
Share subscriptions	-	-	-	69,600	-	-	69,600
Foreign currency translation adjustments	-	-	-	-	(211)	-	(211)
Net loss for the year	-	-	-	-	-	(15,151)	(15,151)

Balance, October 31, 2005	5,000,000	5,000	-	69,600	(738)	(31,094)	42,768

Capital stock issued for cash – at $0.01	7,000,000	7,000	63,000	(69,600)	-	-	400
Net loss for the period	-	-	-	-	-	(55,516)	(55,516)

Balance, July 31, 2006	12,000,000	$12,000	$63,000	$-	$(738)	$(86,610)	$(12,348)

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
July 31, 2006
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Financial Statements

While the information presented in the accompanying July 31, 2006 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s October 31, 2005 audited financial statements.

Operating results for the nine months ended July 31, 2006 are not necessarily indicative of the results that can be expected for the year ending October 31, 2006.

Note 2	Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At July 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $86,610 since its inception, has a working capital deficiency of $12,348 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Loan payable

The loan was payable to the President of the Company and was unsecured, bears interest at 6% per annum and was payable on demand. During the nine months ended July 31, 2006, the Company paid the loan principal of $4,783 and interest expense of $1,428.

Laburnum Ventures, Inc.
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
July 31, 2006
(Stated in US Dollars) – Page 2
(Unaudited)

Note 4	Related Party Transactions

The President provides management services and office premises to the Company at $500 per month and $250 per month, respectively. During the nine months ended July 31, 2006 management services of $4,500 (2005: $4,500) and office expense of $2,250 (2005: $2,250) were charged to operations.

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

As of October 31, 2005, the Company had received subscriptions for a total of 6,960,000 common shares. At October 31, 2005, the Company had received subscription funds totalling $66,800 and consequently had share subscriptions receivable of $2,800. The subscriptions receivable was paid during nine months ended July 31, 2006.

On November 30, 2005, the Company issued 7,000,000 common shares at $0.01 per share for total proceeds of $70,000.

At July 31, 2006 and October 31, 2005, there were no outstanding stock options or warrants.

Note 6	Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

During the nine months ended July 31, 2006, the Company issued 6,960,000 shares of common stock at $0.01 per share for share subscriptions of $69,600 received during the year ended October 31, 2005.

This transaction has been excluded from the statements of cash flows.

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operation for the nine months ended July 31, 2006 and changes in our financial condition from October 31, 2005. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Registration Statement on Form SB-2 originally filed on February 21, 2006, as amended.

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

Phase I of our exploration program was completed in April of 2006. We received the Phase I report from Mr. Sookochoff on April 30, 2006. According to the report, samples that were taken from trenches dug as part of the Phase I work indicated potential zones of significant mineralization on the Sum Mineral Claim.

In his Phase I report, Mr. Sookochoff recommended that we proceed with Phase II of our exploration program. Phase II will involve localized VLF-EM and magnetometer surveys which will define the skarn mineralization with its contained magnetite and could delineate breccia/structural zones with potential increased mineralization. Work on Phase II was commenced during the previous fiscal quarter. We expect to complete Phase II of our exploration program in the fall of 2006. A decision whether to proceed beyond Phase II of our exploration program will be made by assessing whether the results of Phase II are sufficiently positive. In making this decision, we will rely on the recommendations of our geological consultant. The decision of the consultant whether or not to recommend proceeding will be based on a number of factors, including his subjective judgment, and will depend primarily on the results of the immediately preceding exploration stage.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$20,000
Office Expenses	$3,000
Mineral Property Exploration Expenses	$16,500
TOTAL	$39,500

Our total expenditures over the next twelve months are anticipated to be approximately $39,500. Our cash on hand as of July 31, 2006 was $17,035. We do not have sufficient cash on hand to pay the anticipated costs of our proposed exploration program. As such, we will require additional financing to fund our operations for the next twelve months. In addition, there are no assurances that the actual costs of completing this exploration program will not exceed our estimates of those costs. If the actual costs of the exploration program are substantially greater than what we have estimated, or if we decide to proceed with additional work beyond Phase III, of which there is no assurance, we may also be required to seek additional financing. We currently do not have any arrangements for additional financing.

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

RESULTS OF OPERATIONS

Three Months and Nine Months Summary

	Three Months Ended July 31			Nine Months Ended July 31
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenue	$ --	$ --	N/A	$ --	$ --	N/A
Expenses	(11,268)	(2,638)	327.1%	(55,516)	(7,138)	677.8%
Net Income (Loss)	$(11,268)	$(2,638)	327.1%	$(55,516)	$(7,138)	677.8%

Revenues

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral property. We are presently in the exploration stage of our business and we can provide no assurance that any commercially viable mineral deposits exist on our mineral claim, that we will discover commercially exploitable levels of mineral resources on our property, or, if such deposits are discovered, that we will enter into further substantial exploration programs. Further exploration is required before a final determination can be made as to whether our mineral claim possesses commercially exploitable mineral deposits of copper, silver and gold.

Expenses

We incurred the following expenses for each of the periods presented below:

	Three Months Ended July 31			Nine Months Ended July 31
			Percentage			Percentage
	2006	2005	Inc./(Dec.)	2006	2005	Inc./(Dec.)
Accounting and audit fees	$2,582	$--	100.0%	$16,910	$--	100.0%
Legal fees	5,443	175	3,010.3%	17,371	175	9,826.3%
Management fees	1,500	1,500	0.0%	4,500	4,500	0.0%
Mineral property and	--	--	0.0%	9,100	--	100.0%
exploration costs
Office and sundry	1,743	963	81.0%	7,635	2,463	210.0%
TOTAL	$11,268	$2,638	327.1%	$55,516	$7,138	677.8%

The increases in expenses are primarily a result of the increase in professional fees associated with preparing and filing our Registration Statement under the Securities Act and our Quarterly Report, and costs associated with our mineral exploration activities. The majority of the amounts spent by us on accounting and legal fees are amounts paid in connection with preparing and filing our Registration Statement under the Securities Act, and meeting our ongoing reporting obligations under the Exchange Act.

We anticipate our operating expenses will increase significantly as we continue to undertake our exploration program.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At July 31, 2006	At October 31, 2005	Increase / (Decrease)
Current Assets	$17,035	$71,466	(76.2)%
Current Liabilities	(29,383)	(28,698)	2.4%
Working Capital (Deficit)	$(12,348)	$42,768	(128.9)%

Cash Flows
	Nine Months Ended	Nine Months Ended
	July 31, 2006	July 31, 2005
Cash Flows used in Operating Activities	$(39,930)	$(7,138)
Cash Flows from (used in) Financing Activities	(11,701)	7,420
Net Increase (Decrease) in Cash During Period	$(51,631)	$282

The decreases in our working capital at July 31, 2006 from our year ended October 31, 2005, and the increase in our cash used during the period ended on July 31, 2006, from the comparable periods of the preceding fiscal year are primarily a result of the increase in professional fees associated with preparing and filing our Registration Statement under the Securities Act of 1933, the costs associated with meeting our reporting obligations under the Exchange Act, the increase in costs associated with our mineral exploration activities, and from the fact that we had no revenue or sources of financing during the period ended July 31, 2006.

As of July 31, 2006, we had cash on hand of $17,035. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the period ended October 31, 2005 that there is substantial doubt that we will be able to continue as a going concern.

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

Our current operating funds are not sufficient to meet the anticipated costs of Phases II and III of our exploration program. As such, we will require additional financing to fund our operations for the next twelve months. If the actual costs of our exploration program significantly exceed our estimates or if we decide to proceed to or beyond Phase III of our exploration program or if we decide to begin mining efforts in the event that it is determined that our property contains mineral reserves, we will need to obtain additional financing in order to complete our business plan. As of July 31, 2006, the date of our most recently available financial statements, we had cash on hand in the amount of $17,035. We have not earned any revenue since our inception. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claim. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to earn revenue and, because our ability to sustain our operations is dependent on our ability to raise financing, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have accrued net losses of $86,610 for the period from our inception on March 11, 2004 to July 31, 2006, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern. Amisano Hanson, Chartered Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result, we may have to liquidate our business and you may lose your investment. You should consider our auditors’ comments when determining if an investment in Laburnum is suitable.

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

Given the above noted risks, the chances of finding reserves on our mineral property are remote and funds expended on exploration will likely be lost.

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

Our annual cost of compliance with the Mineral Tenure Act is currently approximately $487 per year. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

Our failure to make required payments or expenditures could cause us to lose title to the mineral claim.

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

REPORTS ON FORM 8-K

No reports on Form 8-K were filed by us during our fiscal quarter ended July 31, 2006 and from the end of that fiscal quarter to the date of filing of this Quarterly Report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABURNUM VENTURES INC.

Date:	September 11, 2006	By:	/s/ Thomas R. Brown
THOMAS R. BROWN
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
and Director
(Principal Executive Officer
and Principal Accounting Officer)