Form 10KSB
period 2006-10-31
LABURNUM VENTURES INC.
filed 2007-02-13
CIK 1352858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended October 31, 2006

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 000-52043

LABURNUM VENTURES INC.
(Name of small business issuer in its charter)

NEVADA	98-0480810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1889 Matthews Avenue
Vancouver, British Columbia	V6J 5M5
(Address of principal executive offices)	(Zip Code)

(604) 731-7777
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:	NONE.
Securities registered under Section 12(g) of the Exchange Act:	Shares of Common Stock, $0.001
Par Value Per Share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [   ] No [X]

State issuer’s revenues for its most recent fiscal year. $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in
Rule 12b-2 of the Exchange Act.): $70,000, based on a price of $0.01 per share, being the price at which we last sold shares of our common stock.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 12,000,000 Shares of Common Stock as of February 12, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

LABURNUM VENTURES INC.

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED OCTOBER 31, 2006

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect,” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” “Laburnum,” and the “Company” mean Laburnum Ventures Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.                DESCRIPTION OF BUSINESS.

CORPORATE BACKGROUND

We were incorporated on March 11, 2004 under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition and exploration of mineral properties.

We currently own a 100% undivided interest in a mineral property located in the Province of British Columbia, Canada, that we call the “Sum Mineral Claim.” The Sum Mineral Claim consists of an area of approximately 125 hectares located in southwestern British Columbia, approximately 10 miles north of the town of Princeton. Due to restrictions set by the Province of British Columbia on the ownership of mineral claims, title to the Sum Mineral Claim is currently held in trust for our benefit by Guy R. Delorme, the original staker of the claim. Our plan of operation is to conduct mineral exploration activities on the Sum Mineral Claim in order to assess whether it possess deposits of gold capable of commercial extraction.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

Compliance with Government Regulations

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia. The main agency that governs the exploration of minerals in the Province of British Columbia is the Ministry of Mines.

The Ministry of Mines manages the development of British Columbia's mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry of Mines regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to us is the British Columbia Mineral Tenure Act, and the British Columbia Mines Act, as well as the Health, Safety and Reclamation Code and the Mineral Exploration Code.

The Mineral Tenure Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral titles in British Columbia. The Mineral Tenure Act also governs the issuance of leases which are long term entitlements to minerals.

All mineral exploration activities carried out on a mineral claim or mining lease in British Columbia must be done in compliance with the Mines Act. The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. It outlines the powers of the Chief Inspector of Mines, to inspect mines, the procedures for obtaining permits to commence work in, on or about a mine and other procedures to be observed at a mine. Additionally, the provisions of the Health, Safety and Reclamation Code for mines in British Columbia contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision. Also, the Mineral Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the Ministry of Forests. Items such as waste approvals may be required from the Ministry of Environment, Lands and Parks if the proposed exploration activities are significantly large enough to warrant them. Waste approvals refer to the disposal of rock materials removed from the earth which must be reclaimed. An environmental impact statement may be required.

We have not budgeted for regulatory compliance costs in the proposed work program recommended by our geological report on the Sum Mineral Claim.

The Mineral Tenure Act requires that a holder of title to mineral claims must spend at least $4.00 CDN (approximately $3.42 US) per hectare per year in order to keep the property in good standing. The Sum Mineral Claim consists of an area of approximately 125 hectares. As such, our annual fee with respect to the Sum Mineral Claim is expected to be approximately $500 CDN (approximately $427 US). The Sum Mineral Claim is currently in good standing until July 6, 2007.

We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or on us in the event a potentially economic deposit is discovered.

If we anticipate disturbing ground during our mineral exploration activities, we will be required to make an application under the Mines Act for a permit. A permit is issued within 45 days of a complete and satisfactory application. We do not anticipate any difficulties in obtaining a permit, if needed. The initial exploration activities on the Sum Mineral Claim (grid establishment, geological mapping, soil sampling, geophysical surveys) do not involve ground disturbance and as a result do not, at this time, require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which will be submitted well in advance of the planned work.

If we enter the production phase, of which there is no assurance, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. The regulatory requirements that we will have to meet will likely include:

(i)	Ensuring that any water discharge meets drinking water standards;

(ii)	Dust generation will have to be minimal or otherwise re-mediated;

(iii)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

(iv)	All material to be left on the surface will need to be environmentally benign;

(v)	Ground water will have to be monitored for any potential contaminants;

(vi)	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

(vii)	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Competition

We are an exploration stage company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Employees

We have no employees other than our sole executive officer and director as of the date of this Annual Report on Form 10-KSB. We conduct our business largely through agreements with consultants and arms length persons.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Subsidiaries

We do not have any subsidiaries.

ITEM 2.                DESCRIPTION OF PROPERTY.

We currently do not own any physical property or own any real property. We own a 100% undivided interest in the Sum Mineral Claim.

We rent office spaces from our sole executive officer and sole director, Thomas R. Brown, at Suite 1889 Matthews Avenue, Vancouver, British Columbia, Canada V6J 5M5. This office space consists of approximately 150 square feet, which we rent at a cost of $250 per month. This rental is on a month-to-month basis without a formal contract.

THE SUM MINERAL CLAIM

In June, 2004, we purchased a 100% undivided interest in 5 mineral claims known as the Sum-1, Sum-2, Sum-3, Sum-4 and Sum-5 claims (the “Original Claims”) from Guy R. Delorme at a price of $4,500 CDN (approximately $3,825 US).

In January, 2005, certain amendments were made to the British Columbia Mineral Tenure Act (the “Mineral Tenure Act”). As a result of these amendments, when it came time to renew the Original Claims with the Ministry of Energy, Mines and Petroleum Resources for the Province of British Columbia (the “Ministry of Mines”), it became advantageous for us to allow these claims to lapse and to restake them. The mineral claim that we currently refer to as the Sum Mineral Claim (the particulars of which are set out in greater detail, below) covers substantially the same area as the Original Claims.

Title to the Sum Mineral Claim

Under the Mineral Tenure Act, title to British Columbia mineral claims can only be held by individuals, British Columbia corporations or foreign corporations extra-provincially registered in British Columbia. In order for us to delay the cost of incorporating a British Columbia subsidiary or extra-provincially registering our company until such time as we are able to determine if there are commercially exploitable mineral reserves located on our property, Mr. Delorme has agreed to hold title to our mineral claim in trust, for our benefit. A copy of the Declaration of Trust executed by Mr. Delorme has been filed as an exhibit to our Registration Statement on Form SB-2 filed with the SEC on February 21, 2006. As we are the beneficial owners of the Sum Mineral Claim, we will continue to pay the costs of maintaining the Sum Mineral Claim and the cost of exploration activities on the property.

In order to maintain the Sum Mineral Claim in good standing, we must complete minimum exploration work on the mineral claim and file confirmation of the completion of the work with the Ministry of Energy, Mines and Petroleum Resources for the Province of British Columbia (the “Ministry of Mines”). In lieu of completing this work, we may pay a fee equal to the minimum exploration work that must be performed with the Ministry of Mines. The completion of mineral exploration work or payment in lieu of exploration work in any year will extend the existence of our mineral claim for one additional year. Our mineral claim is currently in good standing until July 6, 2007. The minimum exploration work that must be performed and/or the fee for keeping our claim current is equal to $4.00 CDN (approximately $3.40 US) per hectare. The Sum Mineral Claim is comprised of approximately 125 hectares, meaning that we will be required to complete minimum exploration work or pay a minimum fee of $500 CDN (approximately $425 US) each year, prior to July 6, in order to keep the Sum Mineral Claim current. If we fail to complete the minimum required amount of exploration work or fail to make a payment in lieu of this exploration work, then our mineral claim will lapse and we will lose all interest that we have in the mineral claim.

Description of Sum Mineral Claim

The Sum Mineral Claim is comprised of a six-cell claim block with an area of approximately 125.73 hectares, located in southwestern British Columbia, Canada, ten miles north of Princeton. See “Figure 1” below.

The Sum Mineral Claim is recorded with the Ministry of Mines as follows:

Name of Mineral Claim	Area in Hectares	Tenure Number	Expiry Date
SUM 1 - 6	125.733	516100	July 6, 2007

The Province of British Columbia owns the land covered by the mineral claim. To our knowledge, there are no aboriginal land claims that might affect our title to our mineral claim or the Province’s title of the property.

Figure 1
Location of Claim

Scale 1: 5,106,686

Location

The Sum Mineral Claim is located in southwestern British Columbia, Canada, ten miles north of Princeton in the Summers/Allison Creek area. The property is accessible from Princeton, British Columbia via paved highway. Secondary gravel roads cover the central property area and logging roads passable by four wheel drive vehicles junction off the gravel road to most of the claim area.

The property is situated within the western edge of the Douglas Plateau, which is within the physiographic area designated as the Interior Plateau of British Columbia. The property area is on moderate to steep mountainous slopes with incised valleys. Elevations range from 2,400 feet to approximately 3,500 feet above sea level. Drainage in the northwest part of the claim is provided by Oelrich Creek through to Allison Creek southwest of the property. In the southwest portion of the claim group, drainage is to the southwest off the mountain. Locally, ground can become very steep (up to 45 degrees) in the Oelrich Creek drainage area of the claim.

Climate

The region is situated within the dry belt of British Columbia, with yearly rainfall between 10 and 12 inches. Temperatures during the summer months could reach a high of 85° F with an average of 40° F.

Temperatures during the winter months could reach a low of -20° F with an average of 15° F. On the property, snow cover on the ground could be from December to April and would not hamper a year-round exploration and/or development program.

Infrastructure

Currently there is no plant or equipment located on the Sum Mineral Claim. There are many creeks located on the property, which should provide sufficient water for all phases of the exploration plan that may be undertaken. There are no electrical facilities currently built on the property. Diesel-electrical power will be required in the initial stages of development. In the future, it may be possible to access electrical power from a high voltage transmission line that lies approximately twenty miles east of the property.

History

The history of the area surrounding the Sum Mineral Claim dates back to the late 1890’s, when copper deposits were discovered in the area. In was not until the discovery of placer gold near Princeton, British Columbia, that the copper discoveries gained interest. The first claims in the area were staked in 1892 at Copper Mountain, located 10 miles east of Princeton. After years of exploration and development, due to the increase in copper prices created by wartime demand, a 2,000 ton per day concentrator was built to process the ores mined at Copper Mountain. The concentrator began processing ore from the region in 1925. Between 1925 and 1936, the concentrator treated approximately 34,775,101 tons of ore, mostly supplied from underground operations. The ore treated at the concentrator produced approximately 613,139,846 pounds of copper, 187,294 ounces of gold and 4,384,097 ounces of silver.

Exploration and underground development in the region continued until 1970, resulting in the delineation of a 76 million ton mineral resource, averaging 0.53 percent copper. In 1970, a concentrator was constructed with a capacity of 15,000 tons per day. The area has periodically been in operation since that time. It is not currently in operation.

The Sum Mineral Claim itself encompasses a former mineral claim that was referred to as the JRG claim, and was explored by Laurie Resources Ltd. in 1983. A magnetometer survey and soil survey were completed, which included the ground covered by the Sum Mineral Claim. The results delineated anomalous magnetometer and copper zones that are partially within the confines of our property. The magnetometer results indicated an anomaly correlated with the magnetite skarn zone located within the Sum Mineral Claim. The anomalous zone extends for a northerly trending strike length of 750 meters. The report on the survey concluded that the skarn zone may be larger than what the surface geology indicated. We are not aware of any other work completed on the Sum Mineral Claim.

Property Geology

The Sum Mineral Claim covers rocks of the Princeton Group in the north and touches the Nicola Group and a grandiorite in the south. The Princeton Group is comprised of units of conglomerate, sandstone, volcanic and extrusive rocks. At Copper Mountain, located southeast of the Sum Mineral Claim, the Princeton Group conglomerate and sandstone rocks are comprised of coarse boulder conglomerate and minor sandstone. The conglomerate contains rounded pebbles, cobbles and boulders, suggesting that the conglomerate probably occupies an ancient stream course that followed a fault. Interbeds of sandstone occur within the conglomerate. The volcanic formation of the Princeton Group is comprised of both extrusive and intrusive phases. The most common rock type is extrusive and consists of fine grained basaltic hornblende andesite porphyry. This rock is grey to brownish where fresh, but can be pink, brick red, or light green depending on the degree and type of oxidation and weathering. It is typified by a fine grained quartz poor matrix, with needles of basaltic hornblende that are commonly preferentially oriented and up to five millimeters long. Associated with the andesite flows are subordinate amounts of tuff, lapilli tuff and, in some places, coarse volcanic breccia.

The Nicola Group of rocks includes a variety of volcanic rocks and sedimentary units that are directly related to the volcanic suite. The volcanic rocks are generally rocks of largely volcanic derivation and minor dykes, sills and irregular intrusive andesites.

The geologist who prepared our initial geological evaluation report for the Sum Mineral Claim reported that previous reports on the JRG claim, which was located within the Sum Mineral Claim, stated that the Upper Triassic formations located on the property were of the volcanics and limestone of the Nicola Group. Rocks from the Upper Jurassic to Lower Cretaceous are also found on the property.

The property is situated within the Nicola Belt of rocks within an area of undivided volcanic rocks of the Nicola Group, grandioritic intrusives, and undivided sedimentary rocks of the Princeton Group. The property is within a similar geological environment to the mineral resources at the Ingerbelle, a former productive mine that had a mineral resource of 76 million tons of 0.53% Cu located ten miles east of Princeton, and the two other mineral resources, 16 miles north of Princeton with reported mineral resources of 14,513,600 tonnes of 0.56% Cu and 37,191,100 tonnes of 0.48% Cu. The mineral zones at all three properties are associated with major structures.

Mineralization

Previous reports have indicated that, at the JRG zone of the Sum Mineral Claim, the skarn is characterized by epidote, magnetite and usually a siliceous nature of the rock. Locally, at two showings, there is disseminated pyrite in small veinlets of secondary calcite with malachite stain. Areas of extreme gossan occur both in the volcanics and the intrusive.

Previous reports indicate that a zone of skarn alteration occurs in a stock of monzonite and grandiorite of the Cretaceous Allison Creek stocks. The zone is developed over an area of 36 meters long and up to 27 meters wide. The skarn contains epidote, quartz, magnetite, pyrite, malachite and minor chalcopyrite. A grab sample assayed 0.01 gram per tonne gold, 7.7 grams per tonne silver and 0.322 per cent copper.

An area of mineralized calcite veinlets occurs in augite plagioclase andesite of the Upper Triassic Nicola Group, 400 meters to the north. A sample of a calcite veinlet with malachite and minor pyrite assayed 0.01 gram per tonne gold, 11.4 grams per tonne silver and 1.779 per cent copper.

A third area of mineralization occurs 300 meters southeast of the skarn zone. Here, a road cut in lithic and crystal tuff contains pyrite and chalcopyrite.

Our geological evaluation report states that the Sum Mineral Claim is located within a favorable geological environment for the occurrence of potentially economic porphyry mineral resources. The mineralization of the property is generally associated with intrusives invading Nicola Group rocks and associated with major structural breaks. Specifically, the mineralization is similar to other mineral properties in the region that have been productive in the past, with chalcopyrite being dominant and magnetite being a strong indicator of potential economic mineralization. At the Sum Mineral Claim, a mineralized skarn zone correlates with a major structure and an extensive magnetic anomaly indicating a potential mineral zone that would require additional exploration to determine the mineral potential.

ITEM 3.                LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

General

Our authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.001 per share, and 100,000,000 shares of preferred stock, with a par value of $0.001 per share. As of February 12, 2007, there were 12,000,000 shares of our common stock issued and outstanding that are held of record by fifty one (51) registered stockholders. We have not issued any shares of preferred stock.

Market Information

Currently, there is no established public trading market for our securities. We have submitted an application to have our common stock traded on the Over-The-Counter Bulletin Board; however there are no assurances that our application will be approved or that a public market for our securities will materialize.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which:

(a)	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

(b)

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of securities laws;

(c)	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

(d)	contains a toll-free telephone number for inquiries on disciplinary actions;

(e)	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

(f)	contains such other information and in such form as the SEC shall require by rule or regulation.

The broker-dealer also must, prior to effecting any transaction in a penny stock, provide the customer with:

(a)	bid and offer quotations for the penny stock;

(b)	the compensation of the broker-dealer and its salesperson in the transaction;

(c)	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

(d)	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt from those rules, the broker-dealer must:

(a)	make a special written determination that the penny stock is a suitable investment for the purchaser; and

(b)	receive from the purchaser his or her written acknowledgement of receipt of the determination and a written agreement to the transaction.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock and therefore stockholders may have difficulty selling those securities.

Dividends

We have not declared any dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or Bylaws. Our governing statute, Chapter 78 – “Private Corporations” of the Nevada Revised Statutes (the “NRS”), does provide limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)

our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution (except as otherwise specifically allowed by our Articles of Incorporation).

Recent Sales Of Unregistered Securities

None.

ITEM 6.                MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

We received a geological evaluation report on the Sum Mineral Claim entitled “Geological Evaluation Report on the Sum Property” prepared by Laurence Sookochoff, P. Eng. on November 19, 2005. In his geological report, Mr. Sookochoff recommended that a three phase continuing exploration program be conducted as follows:

Phase	Exploration Program	Cost	Status
Phase I	Prospecting, Trenching and Sampling	$3,500	Completed as of April of 2006.
Phase II	Coverage of the area with VLF-EM and magnetometer surveys	$6,500	Expected to be completed in the Spring of 2007.
Phase III	Geological mapping and sampling	$10,000	Expected to be completed in 2007, depending on the results of Phase II.
	Total Estimated Cost	$20,000

Phase I of our exploration program was completed in April of 2006. We received the Phase I report from Mr. Sookochoff on April 30, 2006. According to the report, samples that were taken from trenches dug as part of the Phase I work indicated potential zones of significant mineralization on the Sum Mineral Claim.

In his Phase I report, Mr. Sookochoff recommended that we proceed with Phase II of our exploration program. Phase II will involve localized VLF-EM and magnetometer surveys which will define the skarn mineralization with its contained magnetite and could delineate breccia/structural zones with potential increased mineralization. Work on Phase II has commenced and is expected to be completed in the Spring of 2007. A decision whether to proceed beyond Phase II of our exploration program will be made by assessing whether the results of Phase II are sufficiently positive. In making this decision, we will rely on the recommendations of our geological consultant. The decision of the consultant whether or not to recommend proceeding will be based on a number of factors, including his subjective judgment, and will depend primarily on the results of the immediately preceding exploration stage.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$20,000
Office Expenses	$3,000
Mineral Property Exploration Expenses	$16,500
TOTAL	$39,500

Our total expenditures over the next twelve months are anticipated to be approximately $39,500. Our cash on hand as of October 31, 2006 was $10,653. We do not have sufficient cash on hand to pay the anticipated costs of our proposed exploration program. As such, we will require additional financing to fund our operations for the next twelve months. In addition, there are no assurances that the actual costs of completing this exploration program will not exceed our estimates of those costs. If the actual costs of the exploration program are substantially greater than what we have estimated, or if we decide to proceed with additional work beyond Phase III, of which there is no assurance, we may also be required to seek additional financing. We currently do not have any arrangements for additional financing.

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

Due to the lack of our operating history and our present inability to generate revenues, our auditors have stated in their audit report included in our audited financial statements for the year ended October 31, 2006 that there currently exists substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Summary of Year End Results
		Year Ended October 31
			Percentage
	2006	2005	Increase / (Decrease)
Revenue	$--	$--	n/a
Expenses	(76,814)	(15,151)	407.0%
Foreign Currency Adjustment	--	(211)	n/a
Net Comprehensive Loss	$(76,814)	$(15,362)	400.0%

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

Expenses

The major components of our operating expenses are outlined in the table below:

	Year Ended	Year Ended	Percentage
	October 31, 2006	October 31, 2005	Increase / (Decrease)
Accounting and audit fees	$24,696	$3,600	586.0%
Legal fees	28,244	1,674	1,587.2%
Management fees	6,000	6,000	--
Mineral property and exploration	9,100	--	n/a
costs
Office and sundry	8,774	3,877	126.3%
Total	$76,814	$15,151	407.0%

The increases in expenses are primarily a result of the increase in accounting and legal fees and costs associated with our mineral exploration activities. The majority of the amounts spent by us on accounting and legal fees are amounts paid in connection with preparing and filing our Registration Statement under the Securities Act, and meeting our ongoing reporting obligations under the Exchange Act.

We anticipate our operating expenses will increase significantly as we proceed with our exploration program.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At October 31, 2006	At October 31, 2005	Increase / (Decrease)
Current Assets	$10,653	$71,466	(85.1)%
Current Liabilities	(44,299)	(28,698)	54.4%
Working Capital (Deficit)	$(33,646)	$42,768	(178.7)%

Cash Flows
	Year Ended	Year Ended
	October 31, 2006	October 31, 2005
Cash Flows used in Operating Activities	$(48,562)	$(10,178)
Cash Flows from (used in) Financing Activities	(9,451)	76,968
Foreign currency translation	--	(211)
Net Increase (Decrease) in Cash During Period	$(58,013)	$66,579

The decreases in our working capital at October 31, 2006 from our year ended October 31, 2005, and the increase in our cash used during the year ended on October 31, 2006, from the preceding fiscal year are primarily a result of the increase in accounting and legal fees associated with preparing and filing our Registration Statement under the Securities Act of 1933, the costs associated with meeting our reporting obligations under the Exchange Act, the increase in costs associated with our mineral exploration activities, and from the fact that we had no revenue or sources of financing during the fiscal year ended October 31, 2006.

As of October 31, 2006, we had cash on hand of $10,653. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the fiscal year ended October 31, 2006 that there is substantial doubt that we will be able to continue as a going concern.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the audited financial statements included in this Annual Report.

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

Our current operating funds are not sufficient to meet the anticipated costs of Phases II and III of our exploration program. As such, we will require additional financing to fund our operations for the next twelve months. If the actual costs of our exploration program significantly exceed our estimates or if we decide to proceed to or beyond Phase III of our exploration program or if we decide to begin mining efforts in the event that it is determined that our property contains mineral reserves, we will need to obtain additional financing in order to complete our business plan. As of October 31, 2006, the date of our most recently available financial statements, we had cash on hand in the amount of $10,653. We have not earned any revenue since our inception. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claim. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to earn revenue and, because our ability to sustain our operations is dependent on our ability to raise financing, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have accrued net losses of $107,908 for the period from our inception on March 11, 2004 to October 31, 2006, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern. Amisano Hanson,

Chartered Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result, we may have to liquidate our business and you may lose your investment. You should consider our auditors’ comments when determining if an investment in Laburnum is suitable.

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

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the Province of British Columbia as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

(i)	Water discharge will have to meet drinking water standards;

(ii)	Dust generation will have to be minimal or otherwise re-mediated;

(iii)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

(iv)	An assessment of all material to be left on the surface will need to be environmentally benign;

(v)	Ground water will have to be monitored for any potential contaminants;

(vi)	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be remediated; and

(vii)	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

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

In the Province of British Columbia, the recorded holder of a mineral claim is required to perform a minimum amount of exploration work on a claim or make payment in the equivalent sum in lieu of work. The fee is $4.00 CDN per hectare (approximately $3.42 US per hectare) in the first three years and $8.00 CDN per hectare (approximately $7.04 US per hectare) in subsequent years plus a $0.40 CDN per hectare (approximately $0.35 US per hectare) recording fee annually. Our mineral claim consists of 125.733 hectares. As such, the minimum exploration expenditures and/or filing fee required to maintain the Sum Mineral Claim in good standing is anticipated to be $553 CDN (approximately $487 US) annually for the years 2006, 2007 and 2008 and $1,056 CDN (approximately $929 US) annually thereafter. Our claim is in good standing until July 6, 2007. If we fail to incur the minimum exploration expenditures or make any of the required payments in lieu thereof, we could lose title to the Sum Mineral Claim.

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

ITEM 7.                FINANCIAL STATEMENTS.

LABURNUM VENTURES INC.

(A Pre-exploration Stage Company)

REPORT AND FINANCIAL STATEMENTS

October 31, 2006 and 2005

(Stated in US Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Laburnum Ventures Inc.
(A Pre-exploration Stage Company)

We have audited the accompanying balance sheets of Laburnum Ventures Inc. (A Pre-exploration Stage Company) as of October 31, 2006 and 2005 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years ended October 31, 2006 and 2005 and the period from March 11, 2004 (Date of Inception) to October 31, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Laburnum Ventures Inc. as of October 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended October 31, 2006 and 2005 and the period from March 11, 2004 (Date of Inception) to October 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company is in the pre-exploration stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“AMISANO HANSON”
February 6, 2007	CHARTERED ACCOUNTANTS

750 WEST PENDER STREET, SUITE 604	TELEPHONE:	604-689-0188
VANCOUVER CANADA	FACSIMILE:	604-689-9773
V6C 2T7	E-MAIL:	amishan@telus.net

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS
October 31, 2006, and 2005
(Stated in US Dollars)

	2006	2005

ASSETS

Current
Cash	$10,653	$68,666
Share subscriptions receivable – Note 6	-	2,800

	$10,653	$71,466

LIABILITIES

Current
Accounts payable and accrued liabilities	$36,825	$8,573
Loan payable – Note 4	-	5,941
Due to related party – Note 5	7,474	14,184

	44,299	28,698

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital stock – Notes 6 and 10
Authorized:
100,000,000 preferred stock, par value $0.001, none issued
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
12,000,000 common shares (2005: 5,000,000)	12,000	5,000
Additional paid in capital	63,000	-
Share subscriptions – Note 6	-	69,600
Accumulated foreign currency translation adjustments	(738)	(738)
Deficit accumulated during the pre-exploration stage	(107,908)	(31,094)

	(33,646)	42,768

	$10,653	$71,466

Nature and Continuance of Operations – Note 1

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
STATEMENTS OF OPERATIONS
for the years ended October 31, 2006, and 2005
and for the period March 11, 2004 (Date of Inception) to October 31, 2006
(Stated in US Dollars)

			March 11,
			2004 (Date of
	Years ended		Inception) to
	October 31,		October 31,
	2006	2005	2006

Expenses
Accounting and audit fees	$24,696	$3,600	$31,896
Legal fees	28,244	1,674	34,316
Management fees – Note 5	6,000	6,000	15,000
Mineral property and exploration costs – Note 3	9,100	-	12,398
Office and sundry – Note 5	8,774	3,877	14,298

Net loss for the period	(76,814)	(15,151)	(107,908)

Other comprehensive loss
Foreign currency translation adjustment	-	(211)	(738)

Comprehensive loss for the period	$(76,814)	$(15,362)	$(108,646)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	11,405,479	5,000,000

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended October 31, 2006, and 2005 and
for the period March 11, 2004 (Date of Inception) to October 31, 2006
(Stated in US Dollars)

			March 11,
			2004 (Date of
	Year ended		Inception) to
	October 31,		October 31,
	2006	2005	2006

Cash Flows used in Operating Activities
Net loss for the period	$(76,814)	$(15,151)	$(107,908)
Change in non-cash working capital balance
related to operations
Accounts payable and accrued liabilities	28,252	4,973	36,825

Net cash used in operating activities	(48,562)	(10,178)	(71,083)

Financing Activities
Increase (decrease) in loan payable	(5,941)	498	-
Increase (decrease) in due to related party	(6,710)	9,670	7,474
Proceeds on sale of common stock	3,200	-	3,200
Share subscriptions	-	66,800	71,800

Net cash provided (used in) financing activities	(9,451)	76,968	82,474

Effect of foreign currency translation	-	(211)	(738)

Increase (decrease) in cash during the period	(58,013)	66,579	10,653

Cash, beginning of the period	68,666	2,087	-

Cash, end of the period	$10,653	$68,666	$10,653

Non-cash Transaction – Note 10

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period March 11, 2004 (Date of Inception) to October 31, 2006
(Stated in US Dollars)

					Accumulated	Deficit
					Foreign	Accumulated
			Additional		Currency	During the
	Common Shares		Paid -in	Share	Translation	Pre-exploration
	Number	Par Value	Capital	Subscriptions	Adjustments	Stage	Total

Capital stock issued for cash – at $0.001	5,000,000	$5,000	$-	$-	$-	$-	$5,000
Foreign currency translation adjustments	-	-	-	-	(527)	-	(527)
Net loss for the period	-	-	-	-	-	(15,943)	(15,943)

Balance, October 31, 2004	5,000,000	5,000	-	-	(527)	(15,943)	(11,470)
Share subscriptions	-	-	-	69,600	-	-	69,600
Foreign currency translation adjustments	-	-	-	-	(211)	-	(211)
Net loss for the year	-	-	-	-	-	(15,151)	(15,151)

Balance, October 31, 2005	5,000,000	5,000	-	69,600	(738)	(31,094)	42,768

Capital stock issued for cash – at $0.01	7,000,000	7,000	63,000	(69,600)	-	-	400
Net loss for the year	-	-	-	-	-	(76,814)	(76,814)

Balance, October 31, 2006	12,000,000	$12,000	$63,000	$-	$(738)	$(107,908)	$(33,646)

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2006 and 2005
(Stated in US Dollars)

Note 1	Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on March 11, 2004 and is in the pre-exploration stage. The Company acquired a mineral property located in the Similkameen Mining Division, British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At October 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $107,908 since its inception, has a working capital deficiency of $33,646 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company plans to obtain additional financing by loans from its director and president, however, there is no guarantee that additional funds will be received. The Company may also solicit loans, however, there is no assurance that such loans can be negotiated or that such financing will be available on terms favorable to the Company. The Company may also obtain additional financing by the sale of its common stock, however, there are no current plans for the sale of common stock. There can be no assurance that such additional funding will be available on acceptable terms, if at all.

The Company’s year-end is October 31.

Note 2	Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

Laburnum Ventures, Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
October 31, 2006 and 2005
(Stated in US Dollars) – Page 2

Note 2	Summary of Significant Accounting Policies – (cont’d)

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Pre-exploration Stage Company

The Company complies with the Financial Accounting Board Statement (“FAS”) No. 7 and The Securities and Exchange Commission Exchange Act Guide 7 for its characterization of the Company as pre-exploration stage.

Mineral Property

Cost of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar. The Company uses the United States of America dollar as its reporting currency for consistency with the registrants of the Securities and Exchange Commission (“SEC”) and in accordance with FAS No. 52.

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

Transactions undertaken in currencies other than the functional currency are translated using the exchange rate in effect s of the transaction date. Any exchange gains or losses are included in other income or expenses on the Statement of Operations, if applicable.

Laburnum Ventures, Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
October 31, 2006 and 2005
(Stated in US Dollars) – Page 3

Note 2	Summary of Significant Accounting Policies – (cont’d)

Financial Instruments

The carrying value of cash, share subscriptions receivable, accounts payable and accrued liabilities, loan payable and due to related party approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Income Taxes

The Company uses the assets and liability method of accounting for income taxes pursuant to FAS No. 109, “Accounting for Income Taxes”. Under the assets and liability method of FAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the FAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided, as it would be anti-dilutive.

Note 3	Mineral Property

By an agreement dated June 22, 2004, the Company acquired a 100% interest in five mineral claims located in the Similkameen Mining Division, British Columbia, Canada, for $3,298 (CAD$4,500). During the year ended October 31, 2006, the Company spent $9,100 in exploration costs with respect to the property.

Note 4	Loan payable

The loan was payable to the President of the Company and was unsecured, bears interest at 6% per annum commencing March 2, 2005 and was payable on demand. During the year ended October 31, 2006, the Company paid the loan principal of $4,783 and the accrued interest of $1,158.

Note 5	Related Party Transactions – Notes 4 and 6

The President provides management services and office premises to the Company at $500 per month and $250 per month, respectively. During the year ended October 31, 2006 management services of $6,000 (2005: $6,000) and office expense of $3,000 (2005: $3,000) and interest of $Nil (2005: $287) were charged to operations.

Laburnum Ventures, Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
October 31, 2006 and 2005
(Stated in US Dollars) – Page 4

Note 5	Related Party Transactions – Notes 4 and 6 – (cont’d)

The amount due to related party is due to a director of the Company for unpaid rent and management fees. The amount is unsecured, non-interest bearing and has no specific terms for repayment.

Note 6	Capital Stock

In March 2004, the Company issued 5,000,000 common shares to a director of the Company for total cash proceeds of $5,000.

In September 2005, the Company approved a private placement offering of up to 7,000,000 shares at $0.01 per share for total potential proceeds of $70,000.

As of October 31, 2005, the Company had received subscriptions for a total of 6,960,000 common shares and had received subscription funds totalling $66,800, with share subscriptions receivable of $2,800. The subscriptions receivable was paid during the year ended October 31, 2006.

On November 30, 2005, the Company issued 7,000,000 common shares at $0.01 per share for total proceeds of $70,000.

At October 31, 2006 and October 31, 2005, there were no outstanding stock options or warrants.

Note 7	Deferred Tax Assets

The significant components of the Company’s deferred tax assets are as follows:

	October 31,
	2006	2005

Deferred Tax Assets
Non-capital loss carry forward	$16,439	$4,664
Valuation allowance	(16,439)	(4,664)

	$-	$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The company has chosen to provide an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiry.

Laburnum Ventures, Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
October 31, 2006 and 2005
(Stated in US Dollars) – Page 5

Note 8	Corporation Income Tax Losses

No provision for income taxes has been provided in these financial statements due to the net loss. At October 31, 2006 the Company has accumulated non-capital losses totaling $107,908 which is available to reduce taxable income in future taxation years. These losses expire beginning in 2024.

Note 9	New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 10	Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the year ended October 31, 2005, the Company executed share subscription agreements to issue 280,000 shares of common stock at $0.01 per share for share subscriptions receivable of $2,800. This transaction has been excluded from the statements of cash flows.

ITEM 8.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.             CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the year ended October 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.             OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our sole executive officer and director and his age and titles as of October 31, 2006 are as follows:

Name	Age	Position

Thomas R. Brown	44	President, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director:

Mr. Thomas R. Brown is the President, Secretary, Treasurer and sole director of Laburnum. Mr. Brown has been engaged in the building construction industry since 1980 and is currently a builder and real estate developer concentrating on the luxury home market.

Mr. Brown provides his services on a part-time basis as required for our business. Mr. Brown presently commits approximately 15% of his business time to our business. We pay Mr. Brown a management fee of $500 per month for the management services that he provides to us.

Mr. Brown does not have formal training as a geologist or in the technical or managerial aspects of management of a mineral exploration company. His prior managerial and consulting positions have not been in the mineral exploration industry. Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a mineral exploration company. We do not have any employees who have professional training or experience in the mining industry. We rely on independent geological consultants to make recommendations to us on work programs on our property, to hire appropriately skilled persons on a contract basis to complete work programs and to supervise, review, and report on such programs to us.

TERM OF OFFICE

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our sole officer and director.

AUDIT COMMITTEE

We are not a listed issuer and as such our Board of Directors is not required to maintain a separately-designated standing audit committee. As a result, our entire Board of Directors acts as our audit committee. Our sole director does not meet the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our Board of Directors at this time is prohibitive.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics is attached hereto as an exhibit to this Annual Report on Form 10-KSB. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, Corporate Controller, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended October 31, 2006, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Securities Exchange Act of 1934:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Thomas R. Brown President, Secretary, Treasurer and Director	None	None	None

ITEM 10.              EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers and directors for all services rendered in all capacities to us for the last three fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation
Thomas R. Brown	President, Secretary, Treasurer, and Director	2006 2005 2004	$6,000(1) $6,000(1) $3,000(1)	$0 $0 $0	$0 $0 $0	0 0 0	0 0 0	$0 $0 $0	$0 $0 $0

Notes:

(1)	(1) Consists of a monthly fee of $500 for management services provided by Mr. Brown to Laburnum.

STOCK OPTION GRANTS

Since our inception on March 11, 2004, we have not granted any stock options or stock appreciation rights to any of our executive officers.

LONG-TERM INCENTIVE PLANS

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

COMPENSATION OF DIRECTORS

We have no arrangements for the compensation of any of our directors.

EMPLOYMENT CONTRACTS

We have no employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 12, 2007 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	Thomas R. Brown President, Secretary and Treasurer Director 1889 Matthews Avenue Vancouver, BC, Canada V6J 5M5	5,000,000 Direct	41.7%
Common Stock	All Directors and Executive Officers as a Group (1 person)	5,000,000 Shares	41.7%

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
5% STOCKHOLDERS
Common Stock	Thomas R. Brown President, Secretary and Treasurer Director 1889 Matthews Avenue Vancouver, BC, Canada V6J 5M5	5,000,000 Direct	41.7%

Notes:

(1)

Based on 12,000,000 shares of our common stock issued and outstanding as of February 12, 2007. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 12, 2007.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

On March 24, 2004, we issued 5,000,000 total shares of common stock to our sole executive officer and sole director, Thomas R. Brown, at a price of $0.001 per share. The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act.

In addition, Mr. Brown is paid $500 per month and $250 per month on account of management services and office space, respectively. As of October 31, 2006, the amount due to Mr. Brown for management services and office premises was $7,474. This amount is unsecured, non-interest bearing and has no specific terms for repayment.

ITEM 13.              EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated June 22, 2004 between Guy R. Delorme and Laburnum Ventures Inc.(1)

10.2	Declaration of Trust executed by Guy R. Delorme.(1)

14.1	Code of Ethics.

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on February 21, 2006, as amended.

ITEM 14.              PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended October 31, 2006 and 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended October 31, 2006	Year Ended October 31, 2005
Audit Fees	$22,042	$3,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$22,042	$3,000

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABURNUM VENTURES INC.

Date:	February 13, 2007	By:	/s/ Thomas R. Brown
THOMAS R. BROWN
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 13, 2007	By:	/s/ Thomas R. Brown
THOMAS R. BROWN
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)
Director