Form 10QSB
period 2007-01-31
LABURNUM VENTURES INC.
filed 2007-03-26
CIK 1352858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2007

[   ] Transition Report Under Section 13 Or 15(d) Of The Exchange Act

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [X]  No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 15, 2007, the Issuer had 12,000,000 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

LABURNUM VENTURES INC.

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2007

(Stated in US Dollars)

(Unaudited)

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM BALANCE SHEETS
January 31, 2007 and October 31, 2006
(Stated in US Dollars)
(Unaudited)

	January 31,	October 31,
	2007	2006

ASSETS

Current
Cash	$1,529	$10,653

LIABILITIES

Current
Accounts payable and accrued liabilities	$33,912	$36,825
Due to related party – Note 4	8,969	7,474

	42,881	44,299

STOCKHOLDERS’ DEFICIENCY

Capital stock – Notes 5 and 6
Authorized:
100,000,000 preferred stock, par value $0.001, none issued
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
12,000,000 common shares (2006: 12,000,000)	12,000	12,000
Additional paid in capital	63,000	63,000
Accumulated foreign currency translation adjustments	(738)	(738)
Deficit accumulated during the pre-exploration stage	(115,614)	(107,908)

	(41,352)	(33,646)

	$1,529	$10,653

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three months ended January 31, 2007 and 2006 and
for the period March 11, 2004 (Date of Inception) to January 31, 2007
(Stated in US Dollars)
(Unaudited)

			March 11,
			2004 (Date of
	Three months ended		Inception) to
	January 31,		January 31,
	2007	2006	2007

Expenses
Accounting and audit fees	$3,806	$8,045	$35,702
Legal fees	1,014	4,559	35,330
Management fees – Note 4	1,500	1,500	16,500
Mineral property and exploration costs – Note 3	-	5,000	12,398
Office and sundry – Note 4	1,386	795	15,684

Net loss for the period	(7,706)	(19,899)	(115,614)

Other comprehensive loss:
Foreign currency translation adjustment	-	-	(738)

Comprehensive loss for the period	$(7,706)	$(19,899)	$(116,352)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	12,000,000	9,717,391

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the three months ended January 31, 2007 and 2006 and
for the period March 11, 2004 (Date of Inception) to January 31, 2007
(Stated in US Dollars)
(Unaudited)

			March 11,
	Three months		2004 (Date of
	ended		Inception) to
	January 31,		January 31,
	2007	2006	2007

Cash Flows used in Operating Activities
Net loss for the period	$(7,706)	$(19,899)	$(115,614)
Change in non-cash working capital balance related to operations
Accounts payable and accrued liabilities	(2,913)	9,641	33,912

Net cash used in operating activities	(10,619)	(10,258)	(81,702)

Financing Activities
Decrease in loan payable	-	(5,941)	-
Increase (decrease) in due to related party	1,495	(8,809)	8,969
Proceeds on sale of common stock	-	3,200	75,000

Net cash provided (used in) financing activities	1,495	(11,550)	83,969

Effect of foreign currency translation	-	-	(738)

Increase (decrease) in cash during the period	(9,124)	(21,808)	1,529

Cash, beginning of the period	10,653	68,666	-

Cash, end of the period	$1,529	$46,858	$1,529

Non-cash Transaction – Note 6

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period March 11, 2004 (Date of Inception) to January 31, 2007
(Stated in US Dollars)
(Unaudited)

					Accumulated	Deficit
					Foreign	Accumulated
			Additional		Currency	During the
	Common Shares		Paid-in	Share	Translation	Pre-Exploration
	Number	Par Value	Capital	Subscriptions	Adjustments	Stage	Total

Capital stock issued for cash – at $0.001	5,000,000	$5,000	$-	$-	$-	$-	$5,000
Foreign currency translation adjustments	-	-	-	-	(527)	-	(527)
Net loss for the period	-	-	-	-	-	(15,943)	(15,943)

Balance, October 31, 2004	5,000,000	5,000	-	-	(527)	(15,943)	(11,470)
Share subscriptions	-	-	-	69,600	-	-	69,600
Foreign currency translation adjustments	-	-	-	-	(211)	-	(211)
Net loss for the year	-	-	-	-	-	(15,151)	(15,151)

Balance, October 31, 2005	5,000,000	5,000	-	69,600	(738)	(31,094)	42,768

Capital stock issued for cash – at $0.01	7,000,000	7,000	63,000	(69,600)	-	-	400
Net loss for the year	-	-	-	-	-	(76,814)	(76,814)

Balance, October 31, 2006	12,000,000	12,000	63,000	-	(738)	(107,908)	(33,646)
Net loss for the period	-	-	-	-	-	(7,706)	(7,706)

Balance, January 31, 2007	12,000,000	$12,000	$63,000	$-	$(738)	$(115,614)	$(41,352)

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
January 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Financial Statements

While the information presented in the accompanying January 31, 2007 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s October 31, 2006 audited financial statements.

Operating results for the three months ended January 31, 2007 are not necessarily indicative of the results that can be expected for the year ending October 31, 2007.

Note 2	Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At January 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $115,614 since its inception, has a working capital deficiency of $41,352 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Mineral Property

By an agreement dated June 22, 2004, the Company acquired a 100% interest in five mineral claims located in the Similkameen Mining Division, British Columbia, Canada, for $3,298 (CDN$4,500).

Laburnum Ventures, Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
January 31, 2007
(Unaudited)
(Stated in US Dollars) – Page 2

Note 4	Related Party Transactions

The President provides management services and office premises to the Company at $500 per month and $250 per month, respectively. During the three months ended January 31, 2007 management services of $1,500 (2006: $1,500) and office expense of $750 (2006: $750) were charged to operations.

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

At January 31, 2007 and October 31, 2006, there were no outstanding stock options or warrants.

Note 6	Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

During the three months ended January 31, 2006, the Company issued 6,960,000 shares of common stock at $0.01 per share for share subscriptions of $69,600 received during the year ended October 31, 2005.

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operation for the three months ended January 31, 2007 and changes in our financial condition from October 31, 2006. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended October 31, 2006.

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

We received a geological evaluation report on the Sum Mineral Claim entitled “Geological Evaluation Report on the Sum Property” prepared by Mr. Sookochoff on November 19, 2005. In his geological report, Mr. Sookochoff recommended that a three phase continuing exploration program be conducted as follows:

Phase	Exploration Program	Cost	Status
Phase I	Prospecting, Trenching and Sampling	$3,500	Completed as of April of 2006.
Phase II	Coverage of the area with VLF- EM and magnetometer surveys	$6,500	Expected to be completed in the Spring of 2007.
Phase III	Geological mapping and sampling	$10,000	Expected to be completed in 2007, depending on the results of Phase II.
	Total Estimated Cost	$20,000

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

Our total expenditures over the next twelve months are anticipated to be approximately $39,500. Our cash on hand as of January 31, 2007 was $1,529. We do not have sufficient cash on hand to pay the anticipated costs of our proposed exploration program. As such, we will require additional financing to fund our operations for the next twelve months. In addition, there are no assurances that the actual costs of completing this exploration program will not exceed our estimates of those costs. If the actual costs of the exploration program are substantially greater than what we have estimated, or if we decide to proceed with additional work beyond Phase III, of which there is no assurance, we may also be required to seek additional financing. We currently do not have any arrangements for additional financing.

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

RESULTS OF OPERATIONS

First Quarter Summary

	Three Months Ended January 31		Percentage
	2007	2006	Increase / (Decrease)
Revenue	$ --	$ --	N/A
Expenses	(7,706)	(19,899)	(61.3)%
Net Loss	$(7,706)	$(19,899)	(61.3)%

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

Expenses

We incurred the following expenses for each of the periods presented below:

	Three Months Ended January 31		Percentage
	2007	2006	Increase / (Decrease)
Accounting and audit fees	$3,806	$8,045	(52.7)%
Legal fees	1,014	4,559	(77.8)%

Management fees	1,500	1,500	0.0%
Mineral property and exploration costs	--	5,000	(100)%
Office and sundry	1,386	795	74.3%
TOTAL	$7,706	$19,899	(61.3)%

The decrease in expenses is primarily a result of the decreases in accounting and legal fees and in costs associated with our mineral exploration activities. The additional amounts spent by us on accounting and legal services during the period ended January 31, 2006 were primarily attributable to accounting and legal services paid for by us in connection with preparing and filing our Registration Statement under the Securities Act of 1933. Mineral property and exploration costs for the period ended January 31, 2006 consisted of $3,500 paid to complete Phase I of our exploration program and $1,500 for the preparation of the geological report related thereto.

We anticipate our operating expenses will increase significantly as we proceed with our exploration program as the costs associated with completing each successive phase are expected to be greater than the costs associated with earlier phases.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At January 31, 2007	At October 31, 2006	Increase / (Decrease)
Current Assets	$1,529	$10,653	(85.6)%
Current Liabilities	(42,881)	(44,299)	(3.2)%
Working Capital (Deficit)	$(41,352)	$(33,646)	22.9%

Cash Flows
	Three Months Ended	Three Months Ended
	January 31, 2007	January 31, 2006
Cash Flows used in Operating Activities	$(10,619)	$(10,258)
Cash Flows from (used in) Financing Activities	1,495	(11,550)
Net Increase (Decrease) in Cash During Period	$(9,124)	$(21,808)

The decrease in our working capital at January 31, 2007 from our year ended October 31, 2006 is primarily a result of the fact that we had no revenue or sources of financing during the period ended January 31, 2007. Additional cash used in financing activities during the three months ended January 31, 2006 relate to amounts used to repay loans payable and amounts due to related parties.

As of January 31, 2007, we had cash on hand of $1,529. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the period ended October 31, 2006 that there is substantial doubt that we will be able to continue as a going concern.

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

Our current operating funds are not sufficient to meet the anticipated costs of Phases II and III of our exploration program. As such, we will require additional financing to fund our operations for the next twelve months. If the actual costs of our exploration program significantly exceed our estimates or if we decide to proceed to or beyond Phase III of our exploration program or if we decide to begin mining efforts in the event that it is determined that our property contains mineral reserves, we will need to obtain additional financing in order to complete our business plan. As of January 31, 2007, we had cash on hand in the amount of $1,529. We have not earned any revenue since our inception. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claim. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to earn revenue and, because our ability to sustain our operations is dependent on our ability to raise financing, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have accrued net losses of $115,614 for the period from our inception on March 11, 2004 to January 31, 2007, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern. Amisano Hanson, Chartered Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result, we may have to liquidate our business and investors may lose their investment. Investors should consider our auditors’ comments when determining if an investment in Laburnum is suitable.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The Sum Mineral Claim does not contain a known body of commercial ore and, therefore, any program conducted on the Sum Mineral Claim would be an exploratory search of ore. There is no certainty that any expenditures made in the exploration of the Sum Mineral Claim will result in discoveries of commercial quantities of ore. Most exploration projects do not result in the discovery of commercially mineable deposits of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon our possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

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

We have no mineral reserves. If we do not find a mineral reserve containing gold, copper, or silver or if we cannot complete the exploration of the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and investors will lose their investment.

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

We may conduct further offerings in the future in which case investors’ shareholdings will be diluted.

We completed an offering of 7,000,000 shares of our common stock at a price of $0.01 per share to investors on November 30, 2005. Since our inception, we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, investors’ percentage interest in us will be diluted. The result of this could reduce the value of their stock.

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

Legal remedies, which may be available to an investor in "penny stocks", are as follows:

(a)

if "penny stock" is sold to an investor in violation of his or her rights listed above, or other federal or states securities laws, the investor may be able to cancel his or her purchase and get his or her money back.

(b)	if the stocks are sold in a fraudulent manner, the investor may be able to sue the persons and firms that caused the fraud for damages.

(c)	if the investor has signed an arbitration agreement, however, he or she may have to pursue his or her claim through arbitration.

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

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

None.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated June 22, 2004 between Guy R. Delorme and Laburnum Ventures Inc.(1)

10.2	Declaration of Trust executed by Guy R. Delorme.(1)

14.1	Code of Ethics.(2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on February 21, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on February 13, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABURNUM VENTURES INC.

Date:	March 26, 2007	By:	/s/ Thomas R. Brown
THOMAS R. BROWN
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
and Director
(Principal Executive Officer
and Principal Accounting Officer)