Form 10QSB
period 2007-04-30
LABURNUM VENTURES INC.
filed 2007-06-19
CIK 1352858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended April 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 12, 2007, the Issuer had 12,000,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [    ] No [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

LABURNUM VENTURES INC.

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

April 30, 2007

(Stated in US Dollars)

(Unaudited)

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM BALANCE SHEETS
April 30, 2007 and October 31, 2006
(Stated in US Dollars)
(Unaudited)

	April 30,	October 31,
ASSETS	2007	2006

Current
Cash	$-	$10,653

LIABILITIES

Current
Bank indebtedness	$13,722	$-
Accounts payable and accrued liabilities	12,358	36,825
Loan payable – Note 4	14,409	-
Due to related party – Note 4	11,219	7,474

	51,708	44,299

STOCKHOLDERS’ DEFICIENCY

Capital stock – Notes 5 and 6
Authorized:
100,000,000 preferred stock, par value $0.001, none issued
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
12,000,000 common shares (2006: 12,000,000)	12,000	12,000
Additional paid in capital	63,000	63,000
Accumulated foreign currency translation adjustments	(738)	(738)
Deficit accumulated during the pre-exploration stage	(125,970)	(107,908)

	(51,708)	(33,646)

	$-	$10,653

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and six months ended April 30, 2007, and 2006 and for the period March 11, 2004 (Date of Inception) to April 30, 2007
(Stated in US Dollars)
(Unaudited)

					March 11,
					2004 (Date of
	Three months ended		Six months ended		Inception) to
	April 30,		April 30,		April 30,
	2007	2006	2007	2006	2007

Expenses
Accounting and audit fees	$3,522	$6,283	$7,328	$14,328	$39,224
Legal fees	4,250	7,369	5,264	11,928	39,580
Management fees – Note 4	1,500	1,500	3,000	3,000	18,000
Mineral property and exploration costs	-	4,100	-	9,100	12,398
Office and sundry – Note 4	1,084	5,097	2,470	5,892	16,768

Net loss for the period	(10,356)	(24,349)	(18,062)	(44,248)	(125,970)

Foreign currency translation adjustment	-	-	-	-	(738)

Comprehensive loss for the period	$(10,356)	$(24,349)	$(18,062)	$(44,248)	$(126,708)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding	12,000,000	12,000,000	12,000,000	10,878,453

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended April 30, 2007, and 2006 and
for the period March 11, 2004 (Date of Inception) to April 30, 2007
(Stated in US Dollars)
(Unaudited)

			March 11,
			2004 (Date of
	Six months ended		Inception) to
	April 30,		April 30,
	2007	2006	2007

Cash Flows used in Operating Activities
Net loss for the period	$(18,062)	$(44,248)	$(125,970)
Change in non-cash working capital balance related to operations
Accounts payable and accrued liabilities	(24,467)	23,549	12,358

Net cash used in operating activities	(42,529)	(20,699)	(113,612)

Financing Activities
Increase in bank indebtedness	13,722	-	13,722
Increase (decrease) in loan payable	14,409	(5,941)	14,409
Increase (decrease) in due to related party	3,745	(10,940)	11,219
Proceeds on sale of common stock	-	3,200	75,000

Net cash provided by (used in) financing activities	31,876	(13,681)	114,350

Effect of foreign currency translation	-	-	(738)

Increase (decrease) in cash during the period	(10,653)	(34,380)	-

Cash, beginning of the period	10,653	68,666	-

Cash, end of the period	$-	$34,286	$-

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$1,158	$1,158

Non-cash Transaction – Note 6

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period March 11, 2004 (Date of Inception) to April 30, 2007
(Stated in US Dollars)
(Unaudited)

					Accumulated	Deficit
					Foreign	Accumulated
			Additional		Currency	During the
	Common Shares		Paid-in	Share	Translation	Pre-exploration
	Number	Par Value	Capital	Subscriptions	Adjustments	Stage	Total

Capital stock issued for cash – at $0.001	5,000,000	$5,000	$-	$-	$-	$-	$5,000
Foreign currency translation adjustments	-	-	-	-	(527)	-	(527)
Net loss for the period	-	-	-	-	-	(15,943)	(15,943)

Balance, October 31, 2004	5,000,000	5,000	-	-	(527)	(15,943)	(11,470)
Share subscriptions	-	-	-	69,600	-	-	69,600
Foreign currency translation adjustments	-	-	-	-	(211)	-	(211)
Net loss for the year	-	-	-	-	-	(15,151)	(15,151)

Balance, October 31, 2005	5,000,000	5,000	-	69,600	(738)	(31,094)	42,768

Capital stock issued for cash – at $0.01	7,000,000	7,000	63,000	(69,600)	-	-	400
Net loss for the year	-	-	-	-	-	(76,814)	(76,814)

Balance, October 31, 2006	12,000,000	12,000	63,000	-	(738)	(107,908)	(33,646)
Net loss for the period	-	-	-	-	-	(18,062)	(18,062)

Balance, April 30, 2007	12,000,000	$12,000	$63,000	$-	$(738)	$(125,970)	$(51,708)

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
April 30, 2007
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Financial Statements

While the information presented in the accompanying April 30, 2007 interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s October 31, 2006 audited financial statements.

Operating results for the six months ended April 30, 2007 are not necessarily indicative of the results that can be expected for the year ending October 31, 2007.

Note 2	Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At April 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $125,970 since its inception, has a working capital deficiency of $51,708 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Mineral Property

By an agreement dated June 22, 2004, the Company acquired a 100% interest in five mineral claims located in the Similkameen Mining Division, British Columbia, Canada, for $3,298 (CDN$4,500).

Laburnum Ventures, Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
April 30, 2007
(Unaudited)
(Stated in US Dollars) – Page 2

Note 4	Related Party Transactions

The President provides management services and office premises to the Company at $500 per month and $250 per month, respectively. During the six months ended April 30, 2007 management services of $3,000 (2006: $3,000) and office expense of $1,500 (2006: $1,500) were charged to operations.

Loan payable is due to the director of the company. This loan is unsecured, non-interest bearing and has no specific terms for repayment.

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

As of October 31, 2005, the Company had received subscriptions for a total of 6,960,000 common shares. At October 31, 2005, the Company had received subscription funds totalling $66,800 and consequently had share subscriptions receivable of $2,800. The subscriptions receivable was paid during three months ended January 31, 2006.

On November 30, 2005, the Company issued 7,000,000 common shares at $0.01 per share for total proceeds of $70,000.

At April 30, 2007 and October 31, 2006, there were no outstanding stock options or warrants.

Note 6	Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the six months ended April 30, 2006, the Company issued 6,960,000 shares of common stock at $0.01 per share for share subscriptions of $69,600 received during the year ended October 31, 2005. This transaction has been excluded from the statements of cash flows.

Note 7	Subsequent Event

In May 2007, the director of the Company advanced $13,750 to the Company. The advance is unsecured, non-interest bearing and has no specific terms for repayment.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB, our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms “we”, “us”, “our”, and “Laburnum” mean Laburnum Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operation for the second quarter and six months ended April 30, 2007 and changes in our financial condition from October 31, 2006. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended October 31, 2006.

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

We received a geological evaluation report on the Sum Mineral Claim entitled “Geological Evaluation Report on the Sum Property” prepared by Mr. Sookochoff on November 19, 2005. In his geological report, Mr. Sookochoff recommended that a three phase continuing exploration program be conducted as follows:

Phase	Exploration Program	Cost	Status
Phase I	Prospecting, Trenching and Sampling	$3,500	Completed.
Phase II	Coverage of the area with VLF- EM and magnetometer surveys	$6,500	Completed.
Phase III	Geological mapping and sampling	$10,000	Expected to be completed in 2007, depending on the results of Phase II.
	Total Estimated Cost	$20,000

Phase I of our exploration program was completed in April of 2006. We received the Phase I report from Mr. Sookochoff on April 30, 2006. According to the report, samples that were taken from trenches dug as part of the Phase I work indicated potential zones of significant mineralization on the Sum Mineral Claim.

In his Phase I report, Mr. Sookochoff recommended that we proceed with Phase II of our exploration program. Phase II involved localized VLF-EM and magnetometer surveys to define the skarn mineralization with its contained magnetite and could delineate breccia/structural zones with potential increased mineralization. Work on Phase II was completed in the Spring of 2007 and we are currently awaiting a preliminary report on the results. A decision whether to proceed beyond Phase II of our exploration program will be made by assessing whether the results of Phase II are sufficiently positive. In making this decision, we will rely on the recommendations of our geological consultant. The decision of the consultant whether or not to recommend proceeding will be based on a number of factors, including his subjective judgment, and will depend primarily on the results of the immediately preceding exploration stage.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$20,000
Office Expenses	$3,000
Mineral Property Exploration Expenses	$16,500
TOTAL	$39,500

Our total expenditures over the next twelve months are anticipated to be approximately $39,500. We currently have no cash reserves. As such, we will require additional financing to fund our operations for the next twelve months. In addition, there are no assurances that the actual costs of completing this exploration program will not exceed our estimates of those costs. If the actual costs of the exploration program are substantially greater than what we have estimated, or if we decide to proceed with additional work beyond Phase III, of which there is no assurance, we may also be required to seek additional financing. We currently do not have any arrangements for additional financing.

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

  our ability to raise additional funding;
  the market price for copper, silver and gold; and
  the results of our proposed exploration program on our mineral property.

Due to the lack of our operating history and our present inability to generate revenues, our auditors have stated in their audit report included in our audited financial statements for the year ended October 31, 2006 that there currently exists substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Second Quarter Ended April 30,			Six Months Ended April 30,
			Percentage			Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenue	$--	$--	n/a	$-	$-	n/a
Expenses	(10,356)	(24,349)	(57.5)%	(18,062)	(44,248)	(59.2)%
Net (Loss)	$(10,356)	$(24,349)	(57.5)%	$(18,062)	$(44,248)	(59.2)%

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

Expenses

We incurred the following expenses for each of the periods presented below:

	Three Months Ended April 30			Six Months Ended April 30
			Percentage			Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Accounting and audit fees	$3,522	$6,283	(43.9)%	$7,328	$14,328	(48.9)%
Legal fees	4,250	7,369	(42.3)%	5,264	11,928	(55.9)%
Management fees	1,500	1,500	n/a	3,000	3,000	n/a
Mineral property and exploration costs	--	4,100	(100)%	--	9,100	(100)%
Office and sundry	1,084	5,097	(78.7)%	2,470	5,892	(58.1)%
TOTAL	$10,356	$24,349	(57.5)%	$18,062	$44,248	(59.2)%

The decrease in expenses is primarily a result of the decreases in accounting and legal fees and in costs associated with our mineral exploration activities. The additional amounts spent by us on accounting and legal services during the period ended April 30, 2006 were primarily attributable to accounting and legal services paid for by us in connection with preparing and filing our Registration Statement under the Securities Act of 1933. Mineral property and exploration costs declined as we did not have sufficient funds to pay for our exploration program.

We anticipate our operating expenses will increase significantly as we proceed with our exploration program as the costs associated with completing each successive phase are expected to be greater than the costs associated with earlier phases.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At April 30, 2007	At October 31, 2006	Increase / (Decrease)
Current Assets	$nil	$10,653	(100)%
Current Liabilities	(51,708)	(44,299)	16.7%
Working Capital (Deficit)	$(51,708)	$(33,646)	53.7%

Cash Flows
	Six Months Ended	Six Months Ended
	April 30, 2007	April 30, 2006
Cash Flows used in Operating Activities	$(42,529)	$(20,699)
Cash Flows from (used in) Financing Activities	31,876	(13,681)
Net Increase (Decrease) in Cash During Period	$(10,653)	$(34,380)

The increase in our working capital deficit at April 30, 2007 from our year ended October 31, 2006 is primarily a result of the fact that we had no revenue or sources of financing during the period ended April 30, 2007. Additional cash used in financing activities during the six months ended April 30, 2006 relate to amounts used to repay loans payable and amounts due to related parties.

As of April 30, 2007, we had no cash on hand. Since our inception, our sole sources of financing have been advances from Tom Brown, our sole executive officer and sole director, and sales of our common stock. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the period ended October 31, 2006 that there is substantial doubt that we will be able to continue as a going concern.

We anticipate continuing to rely on advances from Mr. Brown and on sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that Mr. Brown will continue to advance us funds or that we will be able to complete any additional sales of our equity securities or that we will be able arrange for other financing to fund our planned business activities.

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

We currently do not have any operating funds and, as a result, we are currently unable to meet the anticipated costs of Phases II and III of our exploration program or the other anticipated costs of running our business. As such, we are in immediate need of additional financing.

If the actual costs of our exploration program significantly exceed our estimates or if we decide to proceed to or beyond Phase III of our exploration program or if we decide to begin mining efforts in the event that it is determined that our property contains mineral reserves, we also will need to obtain additional financing.

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

We have accrued net losses of $125,970 for the period from our inception on March 11, 2004 to April 30, 2007, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern. Amisano Hanson, Chartered Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result, we may have to liquidate our business and investors may lose their investment. Investors should consider our auditors’ comments when determining if an investment in Laburnum is suitable.

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
  availability and costs of financing;
  ongoing costs of production; and
  environmental compliance regulations and restraints.

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

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LABURNUM VENTURES INC.

Date:	June 18, 2007	By:	/s/ Thomas R. Brown
THOMAS R. BROWN
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
and Director
(Principal Executive Officer
and Principal Accounting Officer)