Form 10QSB
period 2007-07-31
LABURNUM VENTURES INC.
filed 2007-09-19
CIK 1352858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2007

[   ]  Transition Report Under Section 13 Or 15(d) Of The Exchange Act

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-52043

LABURNUM VENTURES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0480810
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

404 – 1155 Mainland St.
Vancouver, British Columbia V6B 4P2
(Address of principal executive offices)

(604) 731-7777
(Issuer's telephone number)

1889 Matthews Avenue
Vancouver, BC V6B 5M5
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

Yes [X]   No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 7, 2007, the Issuer had 12,000,000 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

LABURNUM VENTURES INC.

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

JULY 31, 2007

(Stated in US Dollars)

(Unaudited)

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM BALANCE SHEETS
July 31, 2007 and October 31, 2006
(Stated in US Dollars)
(Unaudited)

	July 31,	October 31,
	2007	2006

ASSETS

Current
Cash	$311	$10,653

LIABILITIES

Current
Accounts payable and accrued liabilities	17,525	36,825
Loan payable related party – Note 4	29,091	-
Due to related party – Note 5	13,469	7,474

	60,085	44,299

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 5 and 6
Authorized:
100,000,000 preferred stock, par value $0.001, none issued
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
12,000,000 common shares (2006: – 12,000,000)	12,000	12,000
Additional paid in capital	63,000	63,000
Accumulated foreign currency translation adjustments	(738)	(738)
Deficit accumulated during the pre-exploration stage	(134,036)	(107,908)

	(59,774)	(33,646)

	$311	$10,653

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and nine months ended July 31, 2007 and 2006 and for the period March 11, 2004 (Date of Inception) to July 31, 2007
(Stated in US Dollars)
(Unaudited)

					March 11, 2004
					(Date of
	Three months ended		Nine months ended		Inception) to
	July 31,		July 31,		July 31,
	2007	2006	2007	2006	2007

Expenses
Accounting and audit fees	$2,900	$2,582	$10,228	$16,910	$42,124
Legal fees	2,039	5,443	7,303	17,371	41,619
Management fees – Note 4	1,500	1,500	4,500	4,500	19,500
Mineral property and exploration
costs	-	-	-	9,100	12,398
Office and sundry – Note 4	1,627	1,743	4,097	7,635	18,395

Net loss for the period	(8,066)	(11,268)	(26,128)	(55,516)	(134,036)

Foreign currency translation
adjustment	-	-	-	-	(738)

Comprehensive loss for the period	$(8,066)	$(11,268)	$(26,128)	$(55,516)	$(133,298)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding	12,000,000	12,000,000	12,000,000	11,316,264

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the nine months ended July 31, 2007 and 2006 and
for the period March 11, 2004 (Date of Inception) to July 31, 2007
(Stated in US Dollars)
(Unaudited)

			March 11, 2004
			(Date of
	Nine months ended		Inception) to
	July 31,		July 31,
	2007	2006	2007

Operating Activities
Net loss for the period	$(26,128)	$(55,516)	$(134,036)
Change in non-cash working capital balance
related to operations
Accounts payable and accrued liabilities	(19,300)	15,586	17,525

Net cash used in operating activities	(45,428)	(39,930)	(116,511)

Financing Activities
Increase (decrease) in loan payable	29,091	(5,941)	29,091
Increase (decrease) in due to related party	5,995	(8,960)	13,469
Proceeds on sale of common stock	-	3,200	75,000

Net cash provided by (used in) financing activities	35,086	(11,701)	117,560

Effect of foreign currency translation	-	-	(738)

Increase (decrease) in cash during the period	(10,342)	(51,631)	311

Cash, beginning of the period	10,653	68,666	-

Cash, end of the period	$311	$17,035	$311

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$1,158	$1,158

Non-cash transaction – Note 6

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period March 11, 2004 (Date of Inception) to July 31, 2007
(Stated in US Dollars)
(Unaudited)

					Accumulated	Deficit
					Foreign	Accumulated
			Additional		Currency	During the
	Common Shares		Paid-in	Share	Translation	Pre-exploration
	Number	Par Value	Capital	Subscriptions	Adjustments	Stage	Total

Capital stock issued for cash – at $0.001	5,000,000	$5,000	$-	$-	$-	$-	$5,000
Foreign currency translation adjustments	-	-	-	-	(527)	-	(527)
Net loss for the period	-	-	-	-	-	(15,943)	(15,943)

Balance, October 31, 2004	5,000,000	5,000	-	-	(527)	(15,943)	(11,470)
Share subscriptions	-	-	-	69,600	-	-	69,600
Foreign currency translation adjustments	-	-	-	-	(211)	-	(211)
Net loss for the year	-	-	-	-	-	(15,151)	(15,151)

Balance, October 31, 2005	5,000,000	5,000	-	69,600	(738)	(31,094)	42,768
Capital stock issued for cash – at $0.01	7,000,000	7,000	63,000	(69,600)	-	-	400
Net loss for the period	-	-	-	-	-	(76,814)	(76,814)

Balance, October 31, 2006	12,000,000	12,000	63,000	-	(738)	(107,908)	(33,646)
Net loss for the period	-	-	-	-	-	(26,128)	(26,128)

Balance, July 31, 2007	12,000,000	$12,000	$63,000	$-	$(738)	$(134,036)	$(59,774)

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
July 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Financial Statements

While the information presented in the accompanying July 31, 2007 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s October 31, 2006 audited financial statements.

Operating results for the nine months ended July 31, 2007 are not necessarily indicative of the results that can be expected for the year ending October 31, 2007.

Note 2	Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At July 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $134,036 since its inception, has a working capital deficiency of $59,774 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Mineral Property

By an agreement dated June 22, 2004, the Company acquired a 100% interest in five mineral claims located in the Similkameen Mining Division, British Columbia, Canada, for $3,298 (CDN$4,500).

Laburnum Ventures, Inc.
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
July 31, 2007
(Stated in US Dollars) – Page 2
(Unaudited)

Note 4	Related Party Transactions

The President provides management services and office premises to the Company at $500 per month and $250 per month, respectively. During the nine months ended July 31, 2007 management services of $4,500 (2006: $4,500) and office expense of $2,250 (2006: $2,250) were charged to operations.

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

At July 31, 2007 and October 31, 2006, there were no outstanding stock options or warrants.

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB, our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms “we,” “us,” “our,” and “Laburnum” mean Laburnum Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operation for the third quarter and nine months ended July 31, 2007 and changes in our financial condition from October 31, 2006. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended October 31, 2006.

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

We have completed Phase II of our exploration program, which included VLF and magnetometer surveys on certain areas of the Sum Mineral Claim. In his report on the results of Phase II, our consulting geologist recommended that we not proceed with any additional exploration on the Sum Mineral Claim as the survey results did not indicate any anomalous mineral or structural trends. Based on the recommendations of our consulting geologist, we have decided to abandon our exploration program on the Sum Mineral Claim and are currently evaluating alternative business opportunities.

PLAN OF OPERATION

Based on the recommendations of our consulting geologist, we have decided to abandon our exploration program on the Sum Mineral Claim. During the next twelve months, we intend to conduct a review of our current operating structure and to seek out and evaluate alternative business opportunities. As a result, we are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at July 31, 2007, we had cash in the amount of $311 and a working capital deficit of $59,774. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

Currently, we do not have any financing arrangements in place and there are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third	Third			Nine
	Quarter	Quarter	Percentage	Nine Months	Months	Percentage
	Ended July	Ended July	Increase /	Ended July	Ended July	Increase /
	31, 2007	31, 2006	(Decrease)	31, 2007	31, 2006	(Decrease)
Revenue	$--	$--	n/a	$--	$--	n/a

Expenses	(8,066)	(11,268)	(28.4)%	(26,128)	(55,516)	(52.9)%

Net (Loss)	$(8,066)	$(11,268)	(28.4)%	$(26,128)	$(55,516)	(52.9)%

Revenues

We have not earned any revenues to date and we do not anticipate earning any revenues in the near future. We are an exploration stage company and presently are seeking other business opportunities.

Expenses

We incurred the following expenses for each of the periods presented below:

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended	Percentage	Ended	Ended	Percentage
	July 31,	July 31,	Increase /	July 31,	July 31,	Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Accounting and audit fees	$2,900	$2,582	12.3%	$10,228	$16,910	(39.5)%
Legal fees	2,039	5,443	(62.5)%	7,303	17,371	(58.0)%
Management fees	1,500	1,500	n/a	4,500	4,500	n/a
Mineral property and	--	--	n/a	--	9,100	(100)%
exploration costs
Office and sundry	1,627	1,743	(6.7)%	4,097	7,635	(46.3)%
TOTAL	$8,066	$11,268	(28.4)%	$26,128	$55,516	(52.9)%

Our expenses for the three months ended July 31, 2007 did not change significantly from our expenses for the three months ended July 31, 2006. The additional legal and accounting fees for the nine months ended July 31, 2006 relate primarily to the preparation and filing of a registration statement on Form SB-2 with the SEC.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At July 31, 2007	At October 31, 2006	Increase / (Decrease)
Current Assets	$311	$10,653	(97.1%)
Current Liabilities	(60,085)	(44,299)	35.6%
Working Capital (Deficit)	$(59,774)	$(33,646)	77.7%

Cash Flows
	Nine Months Ended	Nine Months Ended
	July 31, 2007	July 31, 2006
Cash Flows used in Operating Activities	$(45,428)	$(39,930)
Cash Flows from (used in) Financing Activities	35,086	(11,701)
Net Increase (Decrease) in Cash During Period	$(10,342)	$(51,631)

The increase in our working capital deficit at July 31, 2007 from our year ended October 31, 2006 is primarily a result of the fact that we had no revenue or sources of long-term financing during the period ended July 31, 2007.

As of July 31, 2007, we had cash in the amount of $311. Since our inception, our sole sources of financing have been advances from Tom Brown, our sole executive officer and sole director, and sales of our common stock. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the period ended October 31, 2006 that there is substantial doubt that we will be able to continue as a going concern.

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

RISKS AND UNCERTAINTIES

We Do Not Have Any Business Operations Or Any Significant Assets. We Have Not Identified Any Alternative Business Opportunities. Our Plan Of Operation For The Next Twelve Months Will Consist Solely Of Seeking Suitable Business Opportunities.

Based on the recommendations of our consulting geologist, we have abandoned our exploration program for the Sum Mineral Claim. We are currently seeking and evaluating alternative business opportunities. We have not yet identified any suitable business opportunities and there is no assurance that we will be able to do so in the future. Even if we are able to identify suitable business opportunities, there are no assurances that we will be able to acquire an interest in those opportunities or that we will have the resources to pursue such opportunities. As such, an investment in our shares at this time would be highly speculative.

We May Not Be Able To Obtain Additional Financing.

As at July 31, 2007, we had cash in the amount of $311 and a working capital deficit of $59,774. As such, we will require substantial additional financing in order to continue as a going concern.

Currently, we do not have a specific business plan, nor have we identified any suitable alternative business opportunities. As such, our ability to obtain additional financing may be substantially limited. If sufficient financing is not available or obtainable, we may not be able to continue as a going concern and investors may lose a substantial portion or all of their investment. We currently do not have any financing arrangements in place and there are no assurances that we will be able to acquire financing on acceptable terms or at all.

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

Since our inception, we have relied on equity sales of our common stock to fund our operations. We may conduct additional equity offerings in the future to finance any future business projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, investors’ percentage interest in us will be diluted. The result of this could reduce the value of their stock.

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

Legal remedies, which may be available to an investor in "penny stocks,” are as follows:

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

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LABURNUM VENTURES INC.

Date:	September 19, 2007	By:	/s/ Thomas R. Brown
THOMAS R. BROWN
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
and Director
(Principal Executive Officer
and Principal Accounting Officer)