Form 10KSB
period 2007-10-31
LABURNUM VENTURES INC.
filed 2008-02-13
CIK 1352858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended October 31, 2007

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _______________ to _______________

COMMISSION FILE NUMBER: 000-52043

LABURNUM VENTURES INC.
(Name of small business issuer in its charter)

NEVADA	98-0480810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

404 – 1155 Mainland Street
Vancouver, British Columbia	V6B 4P2
(Address of principal executive offices)	(Zip Code)

(604) 731-7777
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:	NONE.
Securities registered under Section 12(g) of the Exchange Act:	Shares of Common Stock, $0.001 Par Value Per Share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 12,000,000 Shares of Common Stock as of January 22, 2008.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

LABURNUM VENTURES INC.

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED OCTOBER 31, 2007

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

Compliance with Government Regulations

If we decide to continue with the acquisition and exploration of mineral properties in the Province of British Columbia, we will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia. The main agency that governs the exploration of minerals in the Province of British Columbia is the Ministry of Mines.

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

In addition, we will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or on us in the event a potentially economic deposit is discovered.

If we anticipate disturbing ground during our mineral exploration activities, we will be required to make an application under the Mines Act for a permit. A permit is issued within 45 days of a complete and satisfactory application. We do not anticipate any difficulties in obtaining a permit, if needed. Initial exploration activities (grid establishment, geological mapping, soil sampling, geophysical surveys) do not involve ground disturbance and as a result do not, at this time, require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which will be submitted well in advance of the planned work.

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

ITEM 2.                    DESCRIPTION OF PROPERTY.

We rent office spaces from our sole executive officer and sole director, Thomas R. Brown, at Suite 404, 1155 Mainland Street, Vancouver, British Columbia, Canada V6B 4P2. This office space consists of approximately 250 square feet, which we rent at a cost of $250 per month. This rental is on a month-to-month basis without a formal contract.

We currently do not own any physical property or own any real property. Based on the recommendations of our consulting geologist, we have decided to abandon our exploration program on the Sum Mineral Claim and we intend to let the Sum Mineral Claim lapse. A description of the Sum Mineral Claim is provided below due to the fact that we will continue to hold title to the Sum Mineral Claim until it expires on July 7, 2008.

THE SUM MINERAL CLAIM

In June, 2004, we purchased a 100% undivided interest in 5 mineral claims known as the Sum-1, Sum-2, Sum-3, Sum-4 and Sum-5 claims (the “Original Claims”) from Guy R. Delorme at a price of $4,500 CDN (approximately $4,737 US).

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

In order to maintain the Sum Mineral Claim in good standing, we must complete minimum exploration work on the mineral claim and file confirmation of the completion of the work with the Ministry of Energy, Mines and Petroleum Resources for the Province of British Columbia (the “Ministry of Mines”). In lieu of completing this work, we may pay a fee equal to the minimum exploration work that must be performed with the Ministry of Mines. The completion of mineral exploration work or payment in lieu of exploration work in any year will extend the existence of our mineral claim for one additional year. Our mineral claim is currently in good standing until July 7, 2008. Based on the recommendations of our consulting geologist, we have decided to abandon our exploration program of the Sum Mineral Claim. As such, we intend to allow the Sum Mineral Claim to lapse on July 7, 2008.

Description of Sum Mineral Claim

The Sum Mineral Claim is comprised of a six-cell claim block with an area of approximately 125.79 hectares, located in southwestern British Columbia, Canada, ten miles north of Princeton. See “Figure 1” below.

The Sum Mineral Claim is recorded with the Ministry of Mines as follows:

Name of Mineral Claim	Area in Hectares	Tenure Number	Expiry Date
SUM 1 - 6	125.79	562227	July 7, 2008

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

Current Exploration

We received a geological evaluation report on the Sum Mineral Claim entitled “Geological Evaluation Report on the Sum Property” prepared by Laurence Sookochoff, P. Eng. on November 19, 2005. In his geological report, Mr. Sookochoff recommended that a three phase continuing exploration program be conducted as follows:

Phase	Exploration Program	Cost	Status
Phase I	Prospecting, Trenching and Sampling	$3,500	Completed as of April of 2006.
Phase II	Coverage of the area with VLF-EM and magnetometer surveys	$6,500	Completed as of May of 2007.
Phase III .	Geological mapping and sampling	$10,000	Based on the results of Phase II, we have decided that we will not proceed with Phase III of our exploration program.
	Total Estimated Cost	$20,000

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

In May, 2007, we completed Phase II of our exploration program, which included VLF and magnetometer surveys on certain areas of the Sum Mineral Claim. In his report on the results of Phase II, our consulting geologist recommended that we not proceed with any additional exploration on the Sum Mineral Claim as the survey results did not indicate any anomalous mineral or structural trends. Based on the recommendations of our consulting geologist, we have decided to abandon our exploration program on the Sum Mineral Claim and are currently evaluating alternative business opportunities.

ITEM 3.                    LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

General

Our authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.001 per share, and 100,000,000 shares of preferred stock, with a par value of $0.001 per share. As of January 22, 2008, there were 12,000,000 shares of our common stock issued and outstanding that are held of record by thirty-two (32) registered stockholders. We have not issued any shares of preferred stock.

Market Information

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “LBMV” on April 16, 2007. Although our shares became eligible for quotation on the OTC Bulletin Board in April 2007, the high and low bid information for our common stock for the year ended October 31, 2007 was not available from the OTC Bulletin Board.

Quotations provided by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions

Dividends

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

Recent Sales Of Unregistered Securities

None.

ITEM 6.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Based on the recommendations of our consulting geologist, we have decided to abandon our exploration program on the Sum Mineral Claim. During the next twelve months, we intend to conduct a review of our current operating structure and to seek out and evaluate alternative business opportunities. As a result, we are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at October 31, 2007, we had no cash on hand, bank indebtedness of $1,392 and a working capital deficit of $70,295. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

Currently, we do not have any financing arrangements in place and there are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

Due to the lack of our operating history and our present inability to generate revenues, our auditors have stated in their audit report included in our audited financial statements for the year ended October 31, 2007 that there currently exists substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended October 31
			Percentage
	2007	2006	Increase / (Decrease)
Revenue	$--	$--	n/a
Expenses	(36,649)	(76,814)	(52.3)%
Net Comprehensive Loss	$(36,649)	$(76,814)	(52.3)%

Revenues

We have not earned any revenues to date and we do not anticipate earning any revenues in the near future. We are an exploration stage company and presently are seeking other business opportunities.

Expenses

The major components of our operating expenses are outlined in the table below:

	Year Ended	Year Ended	Percentage
	October 31, 2007	October 31, 2006	Increase / (Decrease)
Accounting and audit fees	$12,944	$24,696	(47.6)%
Legal fees	8,190	28,244	(71.0)%
Management fees	6,000	6,000	n/a
Mineral property and exploration	4,500	9,100	(50.5)%
costs
Office and sundry	5,015	8,774	(42.8)%
Total	$36,649	$76,814	(52.3)%

The decreases in expenses are primarily a result of the decrease in accounting and legal fees and costs associated with our mineral exploration activities. Costs associated with mineral exploration activities decreased as we have abandoned our exploration program on the Sum Mineral Claim. The additional accounting and legal fees for the year ended October 31, 2006 relate primarily to the preparing and filing of our registration statement on Form SB-2 with the Securities and Exchange Commission.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At October 31, 2007	At October 31, 2006	Increase / (Decrease)
Current Assets	$--	$10,653	(100)%
Current Liabilities	(70,295)	(44,299)	58.7%
Working Capital (Deficit)	$(70,295)	$(33,646)	108.9%

Cash Flows
	Year Ended	Year Ended
	October 31, 2007	October 31, 2006
Cash Flows used in Operating Activities	$(49,381)	$(48,562)
Cash Flows from (used in) Financing Activities	38,728	(9,451)
Foreign currency translation	--	--
Net Increase (Decrease) in Cash During Period	$(10,653)	$(58,013)

The decrease in our working capital at October 31, 2007 from our year ended October 31, 2006 is primarily a result of the fact that we had no revenue or sources of long-term financing during the year ended October 31, 2007.

As of October 31, 2007, we had no cash on hand. Since our inception, our sole sources of financing have been advances from Tom Brown, our sole executive officer and sole director, and sales of our common stock. We have not attained profitable operations and our ability to pursue any future plan of operation is dependent upon our ability to obtain financing. For these reasons, our auditors stated in their report to our audited financial statements for the period ended October 31, 2007 that there is substantial doubt that we will be able to continue as a going concern.

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

Based on the recommendations of our consulting geologist, we have abandoned our exploration program for the Sum Mineral Claim. We are currently seeking and evaluating alternative business opportunities. We have not yet identified any suitable business opportunities and there is no assurance that we will be able to do so in the future. Even if we are able to identify suitable business opportunities, there are no assurances that we will be able to acquire an interest in those opportunities or that we will have the resources to pursue such opportunities. As such, an investment in our shares at this time would be highly speculative and investors could lose all of their investment.

We May Not Be Able To Obtain Additional Financing.

As at October 31, 2007, we had no cash on hand and a working capital deficit of $70,295. As such, we will require substantial additional financing in order to continue as a going concern.

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

ITEM 7.                    FINANCIAL STATEMENTS.

Index to Financial Statements:

Audited financial statements as of October 31, 2007, including:

1.	Reports of Independent Registered Public Accounting Firm;*

2.	Balance Sheets as of October 31, 2007 and 2006;

3.	Statements of Operations for the years ended October 31, 2007 and 2006 and for the period from inception on March 11, 2004 to October 31, 2007;

4.	Statements of Cash Flows for the years ended October 31, 2007 and 2006 and for the period from inception on March 11, 2004 to October 31, 2007;

5.	Statement of Stockholders’ Equity (Deficiency) for the period from inception on March 11, 2004 through October 31, 2007; and

6.	Notes to Financial Statements.

* Our principal independent accountants, Amisano Hanson, Chartered Accountants, have merged with BDO Dunwoody LLP. As such, our principal independent accountants are now BDO Dunwoody LLP.

LABURNUM VENTURES INC.

(A Pre-exploration Stage Company)

REPORT AND FINANCIAL STATEMENTS

October 31, 2007 and 2006

(Stated in US Dollars)

BDO Dunwoody LLP Chartered Accountants	600 Cathedral Place 925 West Georgia Street Vancouver, BC, Canada V6C 3L2 Telephone: (604) 688-5421 Telefax: (604) 688-5132 E-mail: vancouver@bdo.ca
www.bdo.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Laburnum Ventures Inc.
(A Pre-exploration Stage Company)

We have audited the accompanying balance sheet of Laburnum Ventures Inc. (the “Company”, a Pre-exploration Stage Company), as of October 31, 2007 and the related statements of operations and comprehensive loss, cash flows and stockholders' equity (deficiency) for the year ended October 31, 2007 and for the period from March 11, 2004 (Date of Inception) to October 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Laburnum Ventures Inc. as of October 31, 2007 and the results of its operations and its cash flows for the year then ended and for the period from March 11, 2004 (Date of Inception) to October 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the pre-exploration stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(signed) “BDO Dunwoody LLP”

Chartered Accountants

Vancouver, Canada
January 14, 2008

BDO Dunwoody LLP is a Limited Liability Partnership registered in Ontario

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Laburnum Ventures Inc.
(A Pre-exploration Stage Company)

We have audited the accompanying balance sheet of Laburnum Ventures Inc. (A Pre-exploration Stage Company) as of October 31, 2006 and the related statements of operations and comprehensive loss, stockholders' equity (deficiency) and cash flows for the year ended October 31, 2006 and the period from March 11, 2004 (Date of Inception) to October 31, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Laburnum Ventures Inc. as of October 31, 2006 and the results of its operations and its cash flows for the year ended October 31, 2006 and the period from March 11, 2004 (Date of Inception) to October 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS
October 31, 2007, and 2006
(Stated in US Dollars)

	2007	2006

ASSETS

Current
Cash	$-	$10,653

LIABILITIES

Current
Bank indebtedness	$1,392	$-
Accounts payable and accrued liabilities	24,093	36,825
Loan payable – Note 4	29,091	-
Due to related party – Note 5	15,719	7,474

	70,295	44,299

STOCKHOLDERS’ DEFICIENCY

Capital stock – Notes 6 and 10
Authorized:
100,000,000 preferred stock, par value $0.001, none issued
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
12,000,000 common shares (2006: 12,000,000)	12,000	12,000
Additional paid-in capital	63,000	63,000
Accumulated other comprehensive loss	(738)	(738)
Deficit accumulated during the pre-exploration stage	(144,557)	(107,908)

	(70,295)	(33,646)

	$-	$10,653

Nature and Ability to Continue as a Going Concern – Note 1
Subsequent Events – Notes 3 and 11

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the years ended October 31, 2007 and 2006 and
for the period March 11, 2004 (Date of Inception) to October 31, 2007
(Stated in US Dollars)

			March 11,
			2004 (Date of
	Years ended		Inception) to
	October 31,		October 31,
	2007	2006	2007

Expenses
Accounting and audit fees	$12,944	$24,696	$44,840
Legal fees	8,190	28,244	42,506
Management fees – Note 5	6,000	6,000	21,000
Mineral property and exploration costs – Note 3	4,500	9,100	16,898
Office and sundry – Note 5	5,015	8,774	19,313

Net loss for the period	(36,649)	(76,814)	(144,557)

Other comprehensive loss
Foreign currency translation adjustment	-	-	(738)

Comprehensive loss for the period	$(36,649)	$(76,814)	$(145,295)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of shares outstanding	12,000,000	11,405,479

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended October 31, 2007 and 2006 and
for the period March 11, 2004 (Date of Inception) to October 31, 2007
(Stated in US Dollars)

			March 11,
			2004 (Date of
	Years ended		Inception) to
	October 31,		October 31,
	2007	2006	2007

Cash Flows used in Operating Activities
Net loss for the period	$(36,649)	$(76,814)	$(144,557)
Change in non-cash working capital balance
related to operations
Accounts payable and accrued liabilities	(12,732)	28,252	24,093

Net cash used in operating activities	(49,381)	(48,562)	(120,464)

Cash Flows provided by (used in) Financing
Activities
Increase in bank indebtedness	1,392	-	1,392
Increase (decrease) in loan payable	29,091	(5,941)	29,091
Increase (decrease) in due to related party	8,245	(6,710)	15,719
Proceeds on issuance of common stock	-	3,200	3,200
Share subscriptions	-	-	71,800

Net cash provided by (used in) financing activities	38,728	(9,451)	121,202

Effect of foreign currency translation	-	-	(738)

Decrease in cash during the period	(10,653)	(58,013)	-

Cash, beginning of the period	10,653	68,666	-

Cash, end of the period	$-	$10,653	$-

Non-cash Transaction – Note 10

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period March 11, 2004 (Date of Inception) to October 31, 2007
(Stated in US Dollars)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the
	Common Shares		Paid -in	Share	Comprehensive	Pre-exploration
	Number	Par Value	Capital	Subscriptions	Loss	Stage	Total

Capital stock issued for cash – at $0.001	5,000,000	$5,000	$-	$-	$-	$-	$5,000
Foreign currency translation adjustments	-	-	-	-	(527)	-	(527)
Net loss for the period	-	-	-	-	-	(15,943)	(15,943)

Balance, October 31, 2004	5,000,000	5,000	-	-	(527)	(15,943)	(11,470)
Share subscriptions	-	-	-	66,800	-	-	66,800
Foreign currency translation adjustments	-	-	-	-	(211)	-	(211)
Net loss for the year	-	-	-	-	-	(15,151)	(15,151)

Balance, October 31, 2005	5,000,000	5,000	-	66,800	(738)	(31,094)	39,968

Capital stock issued for cash – at $0.01	7,000,000	7,000	63,000	(66,800)	-	-	3,200
Net loss for the year	-	-	-	-	-	(76,814)	(76,814)

Balance, October 31, 2006	12,000,000	12,000	63,000	-	(738)	(107,908)	(33,646)
Net loss for the year	-	-	-	-	-	(36,649)	(36,649)

Balance, October 31, 2007	12,000,000	$12,000	$63,000	$-	$(738)	$(144,557)	$(70,295)

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2007 and 2006
(Stated in US Dollars)

Note 1	Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the State of Nevada on March 11, 2004 and is in the pre-exploration stage. The Company acquired a mineral property located in the Similkameen Mining Division, British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to complete the development of the property and upon future profitable production or proceeds from the sale thereof.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At October 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $144,557 since its inception, has a working capital deficiency of $70,295 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company plans to obtain additional financing by loans from its director and president, however, there is no guarantee that additional funds will be received. The Company may also solicit loans from unrelated parties, however, there is no assurance that such loans can be negotiated or that such financing will be available on terms favorable to the Company. The Company may also obtain additional financing by the sale of its common stock, however, there are no current plans for the sale of common stock. There can be no assurance that such additional funding will be available on acceptable terms, if at all.

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
October 31, 2007 and 2006
(Stated in US Dollars) – Page 2

Note 2	Summary of Significant Accounting Policies – (cont’d)

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Pre-exploration Stage Company

The Company complies with the Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises” and The Securities and Exchange Commission Exchange Act Guide 7 for its characterization of the Company as pre-exploration stage.

Mineral Property

Cost of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to a plan of action based on the then known facts.

Foreign Currency Translation and Transaction

The Company’s functional currency is the Canadian dollar. The Company uses the United States of America dollar as its reporting currency for consistency with the registrants of the Securities and Exchange Commission (“SEC”) and in accordance with SFAS No. 52.

Assets and liabilities denominated in a foreign currency at period-end are translated at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Any gains or losses arising as a result of such translations are not included in operations, but are reported as a separate component of equity as foreign currency translation adjustments, if applicable.

Transactions undertaken in currencies other than the functional currency are translated using the exchange rate in effect on the transaction date. Any exchange gains or losses are included in other income or expenses on the Statement of Operations, if applicable.

Laburnum Ventures Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
October 31, 2007 and 2006
(Stated in US Dollars) – Page 3

Note 2	Summary of Significant Accounting Policies – (cont’d)

Financial Instruments

The carrying value of bank indebtedness, accounts payable and accrued liabilities, loan payable and due to related party approximates their fair value because of the short-term maturity nature of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Income Taxes

The Company uses the assets and liability method of accounting for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes”. Under the assets and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the FAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided, as it would be anti-dilutive.

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long- lived assets that result from the acquisition, construction, development and/or normal use of the assets. At October 31, 2007, the Company had not undertaken any drilling activity on its properties and had not incurred significant reclamation obligations. As such, no asset retirement obligation accrual was made in the October 31, 2007 and 2006 financial statements.

Comprehensive Income

Under SFAS 130, Reporting Comprehensive Income, the Company is required to report comprehensive income, which includes net loss as well as changes in equity from non- owner sources. The other changes in equity included in comprehensive income for the periods presented comprise the foreign currency cumulative translation adjustments as disclosed in the Consolidated Statement of Comprehensive Loss.

Laburnum Ventures Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
October 31, 2007 and 2006
(Stated in US Dollars) – Page 4

Note 3	Mineral Property

By an agreement dated June 22, 2004, the Company acquired a 100% interest in five mineral claims located in the Similkameen Mining Division, British Columbia, Canada, for $3,298 (CAD$4,500). During the year ended October 31, 2007, the Company spent $4,500 (2006: $9,100) in exploration costs with respect to the property. Subsequent to this exploration work, the Company abandoned these claims.

Note 4	Loan payable

The loan is payable to the President of the Company and is unsecured, non-interest bearing and has no specific terms for repayment.

Note 5	Related Party Transactions – Notes 4, 6 and 11

The President provides management services and office premises to the Company at $500 per month and $250 per month, respectively. During the year ended October 31, 2007 management services of $6,000 (2006: $6,000) and office expense of $3,000 (2006: $3,000) were charged to operations.

The amount due to related party is due to the President of the Company for unpaid rent and management fees. The amount is unsecured, non-interest bearing and has no specific terms for repayment.

Note 6	Capital Stock

In March 2004, the Company issued 5,000,000 common shares at $0.001 per share to a director of the Company for total cash proceeds of $5,000.

On November 30, 2005, the Company issued 7,000,000 common shares at $0.01 per share pursuant to a private placement offering for total proceeds of $70,000.

As of October 31, 2005, the Company had received subscriptions for the above-noted private placement for a total of 6,960,000 common shares and had received subscription funds totalling $66,800, with share subscriptions receivable of $2,800. The subscriptions receivable was paid during the year ended October 31, 2006.

At October 31, 2007 and October 31, 2006, there were no outstanding stock options or warrants.

Laburnum Ventures Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
October 31, 2007 and 2006
(Stated in US Dollars) – Page 5

Note 7	Deferred Income Taxes

The Company's income tax expense for the years ended October 31, 2007 and 2006 differed from the United States statutory rates:

	Years ended
	August 31,
	2007	2006

Effective tax rate	15%	19%

Statutory rate applied to loss before income taxes	$(5,497)	$(14,367)
Increase in income taxes resulting from:
Other, including reserve for deferred tax asset and
effect of graduated tax rates	5,497	14,367

Income tax expense	$-	$-

The significant components of the Company’s deferred tax assets are as follows:

	2007	2006

Deferred tax assets
Non-capital loss carryforwards	$39,627	$25,334
Valuation allowance	(39,627)	(25,334)

	$-	$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is more likely-than-not to be realized from future operations. The Company has provided an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 8	Income Taxes

No provision for income taxes has been provided in these financial statements due to the net loss. At October 31, 2007, the Company has net operating loss carryforwards, which expire commencing in 2024 totalling approximately $144,557 (2006: $107,908), the benefit of which has not been recorded in the financial statements.

Laburnum Ventures Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
October 31, 2007 and 2006
(Stated in US Dollars) – Page 6

Note 9	New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows; however, the Company is still analyzing the effects of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expressed SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on its financial position or results from operations.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5, “Accounting for Contingencies”. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that re entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective for annual and interim financial statements issued for fiscal year beginning on or after December 15, 2006. The Company does not believe that this FSP will have a material impact on its financial position or results from operations.

Laburnum Ventures Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
October 31, 2007 and 2006
(Stated in US Dollars) – Page 7

Note 9	New Accounting Standards – (cont’d)

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company’s financial statements issued in 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations.

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

Note 11	Subsequent Events – Note 3

Subsequent to October 31, 2007, the Company received loan proceeds of $20,000 from a director of the Company. The amount is unsecured, non-interest bearing and has no specific terms for repayment.

ITEM 8.                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no changes in or disagreements with our principal independent accountants. However, our principal independent accountants, Amisano Hanson, Chartered Accountants, have merged with BDO Dunwoody LLP. As such, our principal independent accountants are now BDO Dunwoody LLP.

We have engaged Amisano Hanson, Chartered Accountants, as our independent auditors since November 15, 2005. In January, 2008, Amisano Hanson entered into an agreement with BDO Dunwoody LLP, pursuant to which Amisano Hanson has merged its operations into BDO Dunwoody.

During the years ended October 31, 2007 and 2006, and subsequent to October 31, 2007 through to the date hereof, neither we, nor anyone on our behalf, has consulted with Amisano Hanson or BDO Dunwoody regarding the application of accounting principles to a specified transaction, whether completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has Amisano Hanson or BDO Dunwoody provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or any reportable events as set for in Item 304(a)(3) of Regulation SB.

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

There were no changes in our internal control over financial reporting during the year ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.                 OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our sole executive officer and director and his age and titles are as follows:

Name	Age	Position

Thomas R. Brown	45	President, Secretary, Treasurer and Director

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

CODE OF ETHICS

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2006, filed on February 13, 2007. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, Corporate Controller, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended October 31, 2007, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 10.                    EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-B during the fiscal year ended October 31, 2007:

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualifie d Deferred Compen- sation Earnings ($)	All Other Compen -sation ($)	Total ($)
Thomas Brown(1) President, Secretary, Treasurer & Director	2007	$6,000	$0	$0	$0	$0	$0	$0	$6,000

Notes:
	(1)	Consists of a monthly fee of $500 for management services provided by Mr. Brown to Laburnum.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As at our year ended October 31, 2007, we did not have any outstanding equity awards.

EMPLOYMENT CONTRACTS

We have no employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors. We currently pay Mr. Brown a management fee of $500 per month for services he provides to us.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 22, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	Thomas R. Brown President, Secretary, Treasurer and Director 404 – 1155 Mainland Street Vancouver, BC, Canada V6B 4P2	5,000,000 Direct	41.7%
Common Stock	All Directors and Executive Officers as a Group (1 person)	5,000,000	41.7%
5% STOCKHOLDERS
Common Stock	Thomas R. Brown President, Secretary, Treasurer and Director 404 – 1155 Mainland Street Vancouver, BC, Canada V6B 4P2	5,000,000 Direct	41.7%
|
Notes:
(1)

Based on 12,000,000 shares of our common stock issued and outstanding as of January 22, 2008. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 22, 2008.

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

In addition, Mr. Brown is paid $500 per month and $250 per month on account of management services and office space, respectively. As of October 31, 2007, the amount due to Mr. Brown for management services and office premises was $15,719. This amount is unsecured, non-interest bearing and has no specific terms for repayment.

During the year ended October 31, 2007, we also received advances from Mr. Brown in the amount of $29,091. This amount is unsecured, non-interest bearing and has no specific terms for repayment.

Director Independence

Quotations for our common stock are entered on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Mr. Brown acts as our sole director and as our sole executive officer. As such, we do not have any independent directors.

ITEM 13.                    EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated June 22, 2004 between Guy R. Delorme and Laburnum Ventures Inc.(1)

10.2	Declaration of Trust executed by Guy R. Delorme.(1)

Exhibit
Number	Description of Exhibits

14.1	Code of Ethics. (2)

31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on February 21, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB originally filed on February 13, 2007.

ITEM 14.                    PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended October 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended October 31, 2007	Year Ended October 31, 2006
Audit Fees	$10,999	$22,042
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$10,999	$22,042

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABURNUM VENTURES INC.

Date:	February 13, 2008	By:	/s/ Thomas R. Brown
THOMAS R. BROWN
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 13, 2008	By:	/s/ Thomas R. Brown
THOMAS R. BROWN
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)
Director