Form 10-Q
period 2008-01-31
LABURNUM VENTURES INC.
filed 2008-03-17
CIK 1352858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________To ______________________

Commission file number 000-52043

LABURNUM VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0480810 (I.R.S. Employer Identification No.)

404 – 1155 Mainland Street
Vancouver, BC, Canada	V6B 4P2
(Address of principal executive offices)	(Zip Code)

604 731 7777
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 14, 2008, the registrant’s outstanding common stock consisted of 12,000,000 shares.

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements of Laburnum Ventures Inc. (the “Company”, “Laburnum”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

LABURNUM VENTURES INC.

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

January 31, 2008 (Stated in US Dollars) (Unaudited)

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM BALANCE SHEETS
January 31, 2008 and October 31, 2007
(Stated in US Dollars)
(Unaudited)

	January 31,	October 31,
	2008	2007
ASSETS
Current
Cash	$ 1,366	$ -
LIABILITIES
Current
Bank indebtedness	$ -	$ 1,392
Accounts payable and accrued liabilities	7,556	24,093
Loan payable – Note 4	49,091	29,091
Due to related party – Note 5	17,969	15,719
	74,616	70,295
STOCKHOLDERS’ DEFICIENCY
Capital stock – Notes 6 and 7
Authorized:
100,000,000 preferred stock, par value $0.001, none issued
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
12,000,000 common shares (2006: 12,000,000)	12,000	12,000
Additional paid in capital	63,000	63,000
Accumulated foreign currency translation adjustments	(738)	(738)
Deficit accumulated during the pre-exploration stage	(147,512)	(144,557)
	(75,750)	(70,295)
	$ 1,366	$ -

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three months ended January 31, 2008 and 2007 and
for the period March 11, 2004 (Date of Inception) to January 31, 2008
(Stated in US Dollars)
(Unaudited)

			March 11,
			2004 (Date of
	Three months ended		Inception) to
	January 31,		January 31,
	2008	2007	2008
Expenses
Accounting and audit fees	$ 459	$ 3,806	$ 45,299
Legal fees	-	1,014	42,506
Management fees – Note 5	1,500	1,500	22,500
Mineral property and exploration costs – Note 3	-	-	16,898
Office and sundry – Note 5	996	1,386	20,309
Net loss for the period	(2,955)	(7,706)	(147,512)
Other comprehensive loss:
Foreign currency translation adjustment	-	-	(738)
Comprehensive loss for the period	$ (2,955)	$ (7,706)	$ (148,250)
Basic and diluted loss per share	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding	12,000,000	12,000,000

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the three months ended January 31, 2008 and 2007 and
for the period March 11, 2004 (Date of Inception) to January 31, 2008
(Stated in US Dollars)
(Unaudited)

			March 11,
	Three months		2004 (Date of
	ended		Inception) to
	January 31,		January 31,
	2008	2007	2008
Cash Flows used in Operating Activities
Net loss for the period	$ (2,955)	$ (7,706)	$ (147,512)
Change in non-cash working capital balance related to operations
Accounts payable and accrued liabilities	(16,537)	(2,913)	7,556
Net cash used in operating activities	(19,492)	(10,619)	(139,956)
Financing Activities
Decrease in bank indebtedness	(1,392)	-	-
Increase in loan payable	20,000	-	49,091
Increase (decrease) in due to related party	2,250	1,495	17,969
Proceeds on issuance of common stock	-	-	3,200
Proceeds on sale of common stock	-	-	71,800
Net cash provided (used in) financing activities	20,858	1,495	142,060
Effect of foreign currency translation	-	-	(738)
Increase (decrease) in cash during the period	1,366	(9,124)	1,366
Cash, beginning of the period	-	10,653	-
Cash, end of the period	$ 1,366	$ 1,529	$ 1,366
Non-cash Transaction – Note 7

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period March 11, 2004 (Date of Inception) to January 31, 2008
(Stated in US Dollars)
(Unaudited)

					Accumulated	Deficit
					Foreign	Accumulated
			Additional		Currency	During the
	Common Shares		Paid-in	Share	Translation	Pre-Exploration
	Number	Par Value	Capital	Subscriptions	Adjustments	Stage	Total
Capital stock issued for cash – at $0.001	5,000,000	$ 5,000	$ -	$ -	$ -	$ -	$ 5,000
Foreign currency translation adjustments	-	-	-	-	(527)	-	(527)
Net loss for the period	-	-	-	-	-	(15,943)	(15,943)
Balance, October 31, 2004	5,000,000	5,000	-	-	(527)	(15,943)	(11,470)
Share subscriptions	-	-	-	66,800	-	-	66,800
Foreign currency translation adjustments	-	-	-	-	(211)	-	(211)
Net loss for the year	-	-	-	-	-	(15,151)	(15,151)
Balance, October 31, 2005	5,000,000	5,000	-	66,800	(738)	(31,094)	39,968
Capital stock issued for cash – at $0.01	7,000,000	7,000	63,000	(66,800)	-	-	3,200
Net loss for the year	-	-	-	-	-	(76,814)	(76,814)
Balance, October 31, 2006	12,000,000	12,000	63,000	-	(738)	(107,908)	(33,646)
Net loss for the year	-	-	-	-	-	(36,649)	(7,706)
Balance, October 31, 2007	12,000,000	12,000	63,000	$ -	(738)	$ (144.557)	(70,295)
Net loss for the period	-	-	-	-	-	(2,955)	(2,955)
Balance, January 31, 2008	12,000,000	$ 12,000	$ 63,000	$ -	$ (738)	$ (147,512)	$ (73,250)
F-4 SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
January 31, 2008
(Stated in US Dollars)
(Unaudited)

Note 1 Interim Financial Statements

While the information presented in the accompanying January 31, 2008 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s October 31, 2007 audited financial statements.

Operating results for the three months ended January 31, 2008 are not necessarily indicative of the results that can be expected for the year ending October 31, 2008.

Note 2 Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At January 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $150,012 since its inception, has a working capital deficiency of $75,750 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Note 5 Related Party Transactions

The President provides management services and office premises to the Company at $500 per month and $250 per month, respectively. During the three months ended January 31, 2008 management services of $1,500 (2007: $1,500) and office expense of $750 (2007: $750) were charged to operations.

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

At January 31, 2008 and October 31, 2007, there were no outstanding stock options or warrants.

Note 7 Subsequent Events

Subsequent to October 31, 2007, the Company received loan proceeds of $22,500 from a director of the Company. The amount is unsecured, non-interest bearing and has no specific terms for repayment.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Business Overview

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

Liquidity and Capital Resources

As of January 31, 2008, we had cash of $1,366 and a working capital deficit of $73,250. Our accumulated deficit was $147,512 at January 31, 2008. Our net loss of $5,455 for the three months ended January 31, 2008 was mostly funded by a loan from our President. During the three months ended January 31, 2008, we did not raise any cash through equity financing. During the three months ended January 31, 2008 our cash position increased by $1,366 compared to at October 31, 2007, mainly due to the increase in funds loaned to us by our President.

We used net cash of $19,492 in operating activities for the three months ended January 31, 2008 compared to net cash of $10,619 in operating activities for the same period in 2007. We did not use any cash in investing activities for the three months ended January 31, 2008 or in the same period in 2007. We received net cash of $20,858 from financing activities for the three months ended January 31, 2008 compared to $1,495 for the same period in 2007, primarily due to an increase in the funds provided to us by our President.

The change in exchange rates did not have any effect on our cash position for the three months ended January 31, 2008 or for the same period in 2007.

During the three months ended January 31, 2008 our monthly cash requirement was approximately $6,500, compared to approximately $3,540 for the same period in 2007. At the end of the period as at January 31, 2008, we had cash of $1,366, which will not cover our costs for three months according to our current monthly burn rate. We anticipate that we will continue to fund our current operations through money provided by our President. Subsequent to October 31, 2007, we received loan proceeds of $22,500 from our President. The amount is unsecured, non-interest bearing and has no specific terms for repayment.

Since our mineral property did not contain an economically viable ore body, we have decided to evaluate other business opportunities. If we are successful in identifying and negotiating for the acquisition of another property or business opportunity, it is likely that we will attempt to complete the acquisition either through the issuance of equity securities or raising additional capital. There is no guarantee that we will identify, or successfully negotiate for the acquisition of, a new business and even if we do, there is no guarantee that we will be able to complete the acquisition through the issuance of equity securities or raising additional financing.

Results of Operations

Revenues

We have not generated any revenues since our inception on March 11, 2004.

Net Loss

We incurred a net loss of $2,955 for the three months ended January 31, 2008, compared to net loss of $7,706 for the same period in 2007. The decrease of $4,751 in net loss was a result of decreased professional fees. Since March 11, 2004 (date of inception) to January 31, 2008, we incurred net loss of $147,512.

Our net loss per share was $nil for the three months ended January 31, 2008 compared to $nil for the same period in 2007.

Expenses

Our total operating expenses decreased $4,751 to $2,955 for the three months ended January 31, 2008 from $7,706 for the same period in 2007. The decrease in total operating expenses was mainly due to decreased professional fees.

We did not issue any stock based compensation for the three months ended January 31, 2008 or since March 11, 2004 (date of inception).

Our accounting and audit fees decreased $3,347 to $459 for the three months ended January 31, 2008 from $3806 for the same period in 2007. The decrease in accounting and audit fees was mainly due to a decrease in our audit fees. Our management fees remained consistent at $1,500 for the three months ended January 31, 2008 compared to the same period in 2007 as our President continues to provide us with management services at a cost of $500 a month. Our office and sundry expenses decreased $390 to $996 from 1,386 for the same period in 2007.

We have completed Phase II of our exploration program, which included VLF and magnetometer surveys on certain areas of our mineral claim in the Province of British Columbia, Canada (“Sum Mineral Claim”). In his report on the results of Phase II, our consulting geologist recommended that we not proceed with any additional exploration on the Sum Mineral Claim as the survey results did not indicate any anomalous mineral or structural trends. Based on the recommendations of our consulting geologist, we have decided to abandon our exploration program on the Sum Mineral Claim and are currently evaluating alternative business opportunities.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of January 31, 2008, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within 90 days before the filing date of this report and has concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls

Subsequent to the date of their evaluation, there were no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates are a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Laburnum Ventures Inc.
(Registrant)

/s/ Thomas R. Brown
Date: March 17, 2008	Thomas R. Brown Director, President, Principal Executive Officer, Principal Accounting Officer, Secretary, Treasurer