Form 10-Q
period 2008-04-30
LABURNUM VENTURES INC.
filed 2008-06-17
CIK 1352858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 12, 2008, the registrant’s outstanding common stock consisted of 60,000,000 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements of Laburnum Ventures Inc. (the “Company”, “Laburnum”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM FINANCIAL STATEMENTSApril 30, 2008
(Stated in US Dollars)
(Unaudited)

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM BALANCE SHEETS
April 30, 2008 and October 31, 2007
(Stated in US Dollars)
(Unaudited)

ASSETS
	April 30,	October 31,
	2008	2007
Current
Cash	$ 11,144	$ -
LIABILITIES
Current
Bank indebtedness	$ -	$ 1,392
Accounts payable and accrued liabilities	19,324	24,093
Loan payable – Note 4	71,591	29,091
Due to related party – Note 5	20,219	15,719
	111,134	70,295
STOCKHOLDERS’ DEFICIENCY
Capital stock – Note 6
Authorized:
100,000,000 preferred stock, par value $0.001, none issued
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
60,000,000 common shares (2007: 60,000,000)	60,000	12,000
Additional paid in capital	15,000	63,000
Accumulated foreign currency translation adjustments	(738)	(738)
Deficit accumulated during the pre-exploration stage	(174,252)	(144,557)
	(99,990)	(70,295)
	$ 11,144	$ -

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the three and six months ended April 30, 2008 and 2007 and for the period March 11, 2004 (Date of Inception) to April 30, 2008
(Stated in US Dollars)
(Unaudited)

					March 11,
					2004 (Date of
	Three months ended		Six months ended		Inception) to
	April 30,		April 30,		April 30,
	2008	2007	2008	2007	2008 Cumulative
Expenses
Accounting and audit fees	$ 13,940	$ 3,522	$ 14,399	$ 7,328	$ 59,239
Legal fees	9,850	4,250	9,850	5,264	52,356
Management fees – Note 4	1,500	1,500	3,000	3,000	24,000
Mineral property and exploration costs	-	-	-	-	16,898
Office and sundry – Note 4	1,450	1,084	2,446	2,470	21,759
Net loss for the period	(26,740)	(10,356)	(29,695)	(18,062)	(174,252)
Other comprehensive loss
Foreign currency translation adjustment	-	-	-	-	(738)
Comprehensive loss for the period	$ (26,740)	$ (10,356)	$ (29,695)	$ (18,062)	$ (174,990)
Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding	60,000,000	60,000,000	60,000,000	60,000,000

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended April 30, 2008, and 2007 and
for the period March 11, 2004 (Date of Inception) to April 30, 2008
(Stated in US Dollars)
(Unaudited)

			March 11,
			2004 (Date of
	Six months ended		Inception) to
	April 30,		April 30,
	2008	2007	2008 Cumulative
Cash Flows used in Operating Activities
Net loss for the period	$ (29,695)	$ (18,062)	$ (174,252)
Change in non-cash working capital balance related to operations
Accounts payable and accrued liabilities	(4,769)	(24,467)	19,324
Net cash used in operating activities	(34,464)	(42,529)	(154,928)
Financing Activities
Increase (decrease) in bank indebtedness	(1,392)	13,722	-
Increase (decrease) in loan payable	42,500	14,409	71,591
Increase (decrease) in due to related party	4,500	3,745	20,219
Proceeds on sale of common stock	-	-	75,000
Net cash provided by financing activities	45,608	31,876	166,810
Effect of foreign currency translation	-	-	(738)
Increase (decrease) in cash during the period	11,144	(10,653)	11,144
Cash, beginning of the period	-	10,653	-
Cash, end of the period	$ 11,144	$ -	$ 11,144
Supplementary disclosure of cash flow information:
Cash paid for interest	$ -	$ 1,158	$ 1,158

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period March 11, 2004 (Date of Inception) to April 30, 2008
(Stated in US Dollars)
(Unaudited)
					Accumulated	Deficit
					Foreign	Accumulated
			Additional		Currency	During the
	Common Shares		Paid-in	Share	Translation	Pre-Exploration
	Number	Par Value	Capital	Subscriptions	Adjustments	Stage	Total
Capital stock issued for cash – at $0.0002	25,000,000	$ 25,000	$ (20,000)	$ -	$ -	$ -	$ 5,000
Foreign currency translation adjustments	-	-	-	-	(527)	-	(527)
Net loss for the period	-	-	-	-	-	(15,943)	(15,943)
Balance, October 31, 2004	25,000,000	25,000	(20,000)	-	(527)	(15,943)	(11,470)
Share subscriptions	-	-	-	66,800	-	-	66,800
Foreign currency translation adjustments	-	-	-	-	(211)	-	(211)
Net loss for the year	-	-	-	-	-	(15,151)	(15,151)
Balance, October 31, 2005	25,000,000	5,000	-	66,800	(738)	(31,094)	39,968
Capital stock issued for cash – at $0.002	35,000,000	35,000	35,000	(66,800)	-	-	3,200
Net loss for the year	-	-	-	-	-	(76,814)	(76,814)
Balance, October 31, 2006	60,000,000	60,000	15,000	-	(738)	(107,908)	(33,646)
Net loss for the year	-	-	-	-	-	(36,649)	(36,649)
Balance, October 31, 2007	60,000,000	60,000	15,000	$ -	(738)	$ (144.557)	(70,295)
Net loss for the period	-	-	-	-	-	(29,695)	(29,695)
Balance, April 31, 2008	60,000,000	$ 60,000	$ 15,000	$ -	$ (738)	$ (174,252)	$ (99,900)

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
April 30, 2008
(Stated in US Dollars)
(Unaudited)

Note 1 Interim Financial Statements

While the information presented in the accompanying April 30, 2008 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s October 31, 2007 audited financial statements.

Operating results for the six months ended April 30, 2008 are not necessarily indicative of the results that can be expected for the year ending October 31, 2008.

Note 2 Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At April 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $174,252 since its inception, has a working capital deficiency of $99,990 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3 Mineral Property

By an agreement dated June 22, 2004, the Company acquired a 100% interest in five mineral claims located in the Similkameen Mining Division, British Columbia, Canada, for $3,298 (CAD$4,500). During the year ended October 31, 2007, the Company incurred $4,500 (2006: $9,100) in exploration costs with respect to the property. Subsequent to this exploration work, the Company abandoned these claims.

Laburnum Ventures, Inc.
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
April 30, 2008
(Stated in US Dollars)
(Unaudited) – Page 2

Note 4 Loan payable

The loan is payable to the President of the Company and is unsecured, non-interest bearing and has no specific terms for repayment.

Note 5 Related Party Transactions-Note 4

The President provides management services and office premises to the Company at $500 per month and $250 per month, respectively. During the six months ended April 30, 2008 management services of $3,000 (2007: $3,000) and office expense of $1,500 (2007: $1,500) were charged to operations.

The amount due to related party is due to a director of the Company for unpaid rent and management fees. The amount is unsecured, non-interest bearing and has no specific terms for repayment.

Note 6 Capital Stock

On March 17, 2008, the Company effected a forward stock split of the Company’s common stock at into five new shares for every one existing share of the issued and outstanding common stock. The issued capital of the Company was increased from 12,000,000 issued and outstanding common shares to 60,000,000 issued and outstanding common shares. No change was made to the number of shares authorized to issue or the par value of the Company’s shares.

In March 2004, the Company 25,000,000 common shares at $0.0002 per share to a director of the Company for proceeds of $5,000.

On November 30, 2005, the Company issued 35,000,000 common shares at $0.002 per share for proceeds of $70,000.

At April 31, 2008 and October 31, 2007, there were no outstanding stock options or warrants.

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

Business Overview

We were incorporated on March 11, 2004 under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We currently own a 100% undivided interest in a mineral property located in the Province of British Columbia, Canada, that we call the “Sum Mineral Claim.” We have completed Phase II of our exploration program, which included VLF (very low frequency) and magnetometer surveys on certain areas of the Sum Mineral Claim. In his report on the results of Phase II, our consulting geologist recommended that we not proceed with any additional exploration on the Sum Mineral Claim as the survey results did not indicate any anomalous mineral or structural trends.

Based on the recommendations of our consulting geologist, we have decided to abandon our exploration program on the Sum Mineral Claim and are currently evaluating alternative business opportunities.

On March 17, 2008 we effected a 1 to 5 forward split of our issued and outstanding common stock. Upon the surrender of their existing share certificates, all shareholders will receive a new share certificate representing five (5) new shares for each one (1) existing share they owned on March 17, 2008. We effected the common stock split because our management believes that having more outstanding shares will improve our opportunities for financing and acquisitions.

The number of shares that we are authorized to issue was not changed as a result of the common stock split. However, we obtained a new CUSIP number and received a new trading symbol. On March 17, 2008, our trading symbol on the OTC Bulletin Board became “LBUV”.

Liquidity and Capital Resources

As of April 30, 2008, we had cash of $11,144 and a working capital deficit of $99,990. Our accumulated deficit was $174,252 at April 30, 2008. Our net loss of $26,740 for the three months ended April 30, 2008 and $29,695 for the six months ended April 30, 2008 was mostly funded by a loan from our President, Mr. Thomas Brown.

During the six months ended April 30, 2008, we did not raise any cash through equity financing. During the six months ended April 30, 2008 our cash position increased by $21,797 to $11,144 from our cash deficit of $10,653 during the same period in 2007. This increase was mainly due to the increase in funds loaned to us by our President.

We used net cash of $34,464 in operating activities for the six months ended April 30, 2008 compared to net cash of $42,529 for the same period in 2007. The decrease was primarily due to a reduction in our business activities during the current period. From March 11, 2004 (date of inception) to April 30, 2008 we used net cash in operating activities of $154,928.

We have not used any cash in our investing activities from March 11, 2004 (date of inception) to April 30, 2008. We received net cash of $45,608 from financing activities for the six months ended April 30, 2008 compared to $31,876 for the same period in 2007. The increase is primarily due to an increase in the funds provided to us by our President. From March 11, 2004 (date of inception) to April 30, 2008 we have received net cash of $166,810 from financing activities. The change in exchange rates did not have any effect on our cash position during the six months ended April 30, 2008 or during the same period in 2007. From March 11, 2004 (date of inception) to April 30, 2008, changes in currency exchange rates have resulted in a nominal decrease in our cash position of $738.

During the six months ended April 30, 2008 our monthly cash requirement was approximately $5,740 compared to approximately $7,090 for the same period in 2007. Upon conclusion of the period ended April 30, 2008, we had cash of $11,144, which will not cover our costs for the next three months according to our current monthly burn rate. We anticipate that we will continue to fund our current operations through money provided by our President, or through equity financing.

Since our mineral property did not contain an economically viable ore body, we have decided to evaluate other business opportunities. If we are successful in identifying and negotiating an agreement for the acquisition of another property or other business opportunity, it is likely that we will attempt to finance the transaction either through the issuance of equity securities or by raising additional capital. There is no guarantee that we will successfully identify or negotiate any agreement to acquire another property or other business opportunity. Even if we do, there is no guarantee that we will be able to complete the acquisition through the issuance of equity securities or by raising additional financing.

Results of Operations

Revenues

We have not generated any revenues since our inception on March 11, 2004.

Net Loss

We incurred a net loss of $26,740 for the three months ended April 30, 2008 compared to $10,356 for the same period in 2007. For the six month periods ended April 30, 2008 and April 30, 2007 we incurred a net loss of $29,695 and $18,062, respectively. The increase in net losses during the current fiscal year was a result of increased expenses during the period. Since March 11, 2004 (date of inception) to April 30, 2008, we incurred net loss of $174,252

Expenses

Our total operating expenses increased by $16,384 to $26,740 for the three months ended April 30, 2008 from $10,356 for the same period in 2007. Our total operating expenses increased by $11,633 to $29,695 for the six months ended April 30, 2008 from $18,062 for the same period in 2007. The increase in total operating expenses during the current fiscal year was mainly due to an increase in accounting, audit and legal fees. We have incurred total operating expenses of $174,252 from March 11, 2004 (date of inception) to April 30, 2008.

We have not issued any stock based compensation since March 11, 2004 (date of inception).

Our accounting and audit fees increased $10,418 to $13,940 for the three months ended April 30, 2008 from $3,522 for the same period in 2007. For the six month period ended April 30, 2008 our accounting and audit fees increased $7,071 to $14,399 from $7,328 during the same period in 2007. The increase in accounting and audit fees was mainly due to an increase in our audit fees. We incurred total accounting and audit fees of $59,239 from March 11, 2004 (date of inception) to April 30, 2008.

Our management fees remained consistent at $1,500 for the three month periods and $3,000 for the six month periods ended April 30, 2008 and April 30, 2007. Our President continues to provide us with management services at a cost of $500 a month. Our office and sundry expenses increased nominally to $1,450 during the three months ended April 30, 2008 compared to $1,084 for the same period in 2007. During the six months ended April 30, 2008 our office and sundry expenses decreased nominally to $2,446 from $2,470 for the same period in 2007. We incurred total office and sundry expenses of $21,759 from March 11, 2004 (date of inception) to April 30, 2008.

We have not incurred any mineral impairment or exploration costs during the six months ended April 30, 2008, although we incurred $16,898 before than period.

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

Off-Balance Sheet Arrangements

As of April 30, 2008, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3 CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates are (i) parties adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Laburnum Ventures Inc.
(Registrant)

/s/ Thomas R. Brown
Date: June 16 , 2008	Thomas R. Brown
Director , President, Chief Financial Officer,
Principal Executive Officer, Principal
Accounting Officer,
Secretary, Treasurer