Form 10-Q
period 2008-07-31
LABURNUM VENTURES INC.
filed 2008-09-22
CIK 1352858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________To_________

Commission file number 000-52043

LABURNUM VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0480810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

404 – 1155 Mainland Street
Vancouver, BC, Canada	V6B 5P2
(Address of principal executive offices)	(Zip Code)

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

As of September 18, 2008, the registrant’s outstanding common stock consisted of 60,000,000 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements of Laburnum Ventures Inc. (the “Company”, “Laburnum”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

LABURNUM VENTURES INC.

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

July 31, 2008

(Stated in US Dollars)

(Unaudited)

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM BALANCE SHEETS
July 31, 2008 and October 31, 2007
(Stated in US Dollars)
(Unaudited)

	July 31, 2008	October 31, 2007
ASSETS
Current
Cash	$ 8,871	$ -
LIABILITIES
Current
Bank indebtedness	$ -	$ 1,392
Accounts payable and accrued liabilities	20,261	24,093
Loan payable – Notes 4 and 7	71,591	29,091
Due to related party – Note 5	22,469	15,719
	114,321	70,295
STOCKHOLDERS’ DEFICIENCY
Capital stock – Note 6
Authorized:
100,000,000 preferred stock, par value $0.001, none issued
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
60,000,000 common shares (2007: 60,000,000)	60,000	12,000
Additional paid in capital	15,000	63,000
Accumulated foreign currency translation adjustments	(738)	(738)
Deficit accumulated during the pre-exploration stage	(179,712)	(144,557)
	(105,450)	(70,295)
	$ 8,871	$ -

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and nine months ended July 31, 2008 and 2007 and for the period March 11, 2004 (Date of Inception) to July 31, 2008
(Stated in US Dollars)
(Unaudited)

	Three months ended		Nine months ended		March 11, 2004
	July 31,		July 31,		(Date of Inception)
	2008	2007	2008	2007	to July 31, 2008
Expenses
Accounting and audit fees	$ 3,183	$ 2,900	$ 17,582	$ 10,228	$ 62,422
Legal fees	-	2,039	9,850	7,303	52,356
Management fees – Note 5	1,500	1,500	4,500	4,500	25,500
Mineral property and exploration costs	-	-	-	-	16,898
Office and sundry – Note 5	777	1,627	3,223	4,097	22,536
Net loss for the period	(5,460)	(8,066)	(35,155)	(26,128)	(179,712)
Other comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	(738)
Comprehensive loss for the period	$ (5,460)	$ (8,066)	$ (35,155)	$ (26,128)	$ (180,450)
Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding	60,000,000	60,000,000	60,000,000	60,000,000

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the nine months ended July 31, 2008 and 2007 and
for the period March 11, 2004 (Date of Inception) to July 31, 2008
(Stated in US Dollars)
(Unaudited)

	Nine months ended		March 11, 2004
	July 31,		(Date of Inception) to
	2008	2007	July 31, 2008
Cash Flows used in Operating Activities
Net loss for the period	$ (35,155)	$ (26,128)	$ (179,712)
Change in non-cash working capital balance related to operations
Accounts payable and accrued liabilities	(3,832)	(19,300)	20,261
Net cash used in operating activities	(38,987)	(45,428)	(159,451)
Financing Activities
Decrease in bank indebtedness	(1,392)	-	-
Increase in loan payable	42,500	29,091	71,591
Increase in due to related party	6,750	5,995	22,469
Proceeds on sale of common stock	-	-	75,000
Net cash provided by financing activities	47,858	35,086	169,060
Effect of foreign currency translation	-	-	(738)
Increase (decrease) in cash during the period	8,871	(10,342)	8,871
Cash, beginning of the period	-	10,653	-
Cash, end of the period	$ 8,871	$ 311	$ 8,871
Supplementary disclosure of cash flow information:
Cash paid for interest	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period March 11, 2004 (Date of Inception) to July 31, 2008
(Stated in US Dollars)
(Unaudited)

					Accumulated	Deficit
	Common Shares		Additional	Share	Foreign Currency	Accumulated During the
	Number	Par Value	Paid-in Capital	Subscriptions	Translation Adjustments	Pre-Exploration Stage	Total
Capital stock issued for cash – at $0.001	25,000,000	$ 25,000	$ (20,000)	$ -	$ -	$ -	$ 5,000
Foreign currency translation adjustments	-	-	-	-	(527)	-	(527)
Net loss for the period	-	-	-	-	-	(15,943)	(15,943)
Balance, October 31, 2004	25,000,000	25,000	(20,000)	-	(527)	(15,943)	(11,470)
Share subscriptions	-	-	-	69,600	-	-	69,600
Foreign currency translation adjustments	-	-	-	-	(211)	-	(211)
Net loss for the year	-	-	-	-	-	(15,151)	(15,151)
Balance, October 31, 2005	25,000,000	25,000	(20,000)	69,600	(738)	(31,094)	42,768
Capital stock issued for cash – at $0.001	35,000,000	35,000	35,000	(69,600)	-	-	400
Net loss for the year	-	-	-	-	-	(76,814)	(76,814)
Balance, October 31, 2006	60,000,000	60,000	15,000	-	(738)	(107,908)	(33,646)
Net loss for the year	-	-	-	-	-	(36,649)	(36,649)
Balance, October 31, 2007	60,000,000	60,000	15,000	-	(738)	(144,557)	(70,295)
Net loss for the period	-	-	-	-	-	(35,155)	(35,155)
Balance, July 31, 2008	60,000,000	$ 60,000	$ 15,000	$ -	$ (738)	$ (179,712)	$ (105,450)

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
July 31, 2008
(Stated in US Dollars)
(Unaudited)

Note 1 Interim Financial Statements

While the information presented in the accompanying July 31, 2008 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s October 31, 2007 audited financial statements.

Operating results for the nine months ended July 31, 2008 are not necessarily indicative of the results that can be expected for the year ending October 31, 2008.

Note 2

Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At July 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $179,712 since its inception, has a working capital deficiency of $105,450 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Laburnum Ventures Inc.
(A Pre-exploration Stage Company
Notes to the Interim Financial Statements
July 31, 2008
Stated in US Dollars
(Unaudited)

Note 4

Loan payable – Note 7

The loan is payable to the President of the Company and is unsecured, non-interest bearing and has no specific terms for repayment.

Note 5 Related Party Transactions – Note 4

The President provides management services and office premises to the Company at $500 per month and $250 per month, respectively. During the nine months ended July 31, 2008 management services of $4,500 (2007: $4,500) and office expense of $2,250 (2007: $2,250) were charged to operations.

The amount due to related party is due to a director of the Company for unpaid rent and management fees. The amount is unsecured, non-interest bearing and has no specific terms for repayment.

Note 6

Capital Stock

On March 17, 2008, the Company effected a forward split of the Company’s common stock at a ratio of five new shares for every one existing share of the issued and outstanding common stock. The authorized capital of the Company was increased from 12,000,000 issued and outstanding common shares to 60,000,000 issued and outstanding common shares. No change was made to the number of shares authorized to issue or the par value of the Company’s shares.

In March 2004, the Company issued 25,000,000 common shares to a director of the Company for total cash proceeds of $5,000.

On November 30, 2005, the Company issued 35,000,000 common shares at $0.002 per share for proceeds of $70,000.

At July 31, 2008 and October 31, 2007, there were no outstanding stock options or warrants.

Note 7

Subsequent Event

The President of the Company loaned $9,994 to the Company. The loan is unsecured, non-interest bearing and has no specific terms for repayment.

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

On March 17, 2008 we effected a 5 for 1 forward split of our issued and outstanding common stock. Upon the surrender of their existing share certificates, all shareholders will receive a new share certificate representing five new shares for each one existing share they owned on March 17, 2008. The number of shares issued and outstanding increased from 12,000,000 to 60,000,000. We effected the common stock split because our management believed that having more outstanding shares would improve our opportunities for financing and acquisitions.

The number of shares that we are authorized to issue was not changed as a result of the common stock split. However, we obtained a new CUSIP number and received a new trading symbol. On March 17, 2008, our trading symbol on the OTC Bulletin Board became “LBUV”.

Liquidity and Capital Resources

As of July 31, 2008, we had cash of $8,871 and a working capital deficit of $105,450. Our accumulated deficit was $179,712 at July 31, 2008. Our net loss of $5,460 for the three months ended July 31, 2008 and $35,155 for the nine months ended July 31, 2008 was mostly funded by a loan from our President, Mr. Thomas Brown. In comparison, we had a net loss of $8,066 for the three months ended July 31, 2007 and $26,128 for the nine months ended July 31, 2007.

During the nine months ended July 31, 2008, we did not raise any cash through equity financing. However, during the nine months ended July 31, 2008 our cash position increased by $8,871 from our cash of $0 for the year ended October 31, 2007. .This increase was mainly due to the increase in funds loaned to us by our President.

We used net cash of $38,987 in operating activities for the nine months ended July 31, 2008 compared to net cash of $45,428 for the same period in 2007. The decrease was primarily due to a reduction in our business activities during the current period. From March 11, 2004 (date of inception) to July 31, 2008 we used net cash in operating activities of $159,451.

We have not used any cash in our investing activities from March 11, 2004 (date of inception) to July 31, 2008. We received net cash of $47,858 from financing activities for the nine months ended July 31, 2008 compared to $35,086 for the same period in 2007. The increase is primarily due to an increase in the funds provided to us by our President. From March 11, 2004 (date of inception) to July 31, 2008 we have received net cash of $169,060 from financing activities. These funds have been provided by a mixture of sales of equities and loans provided by our President.

The change in exchange rates did not have any effect on our cash position during the nine months ended July 31, 2008 or during the same period in 2007. From March 11, 2004 (date of inception) to July 31, 2008, changes in currency exchange rates have resulted in a nominal decrease in our cash position of $738.

During the nine months ended July 31, 2008 our monthly cash requirement was approximately $4,331 compared to approximately $5,048 for the same period in 2007. Upon conclusion of the period ended July 31, 2008, we had cash of $8,871, which will not cover our costs for the next three months according to our current monthly burn rate. We anticipate that we will continue to fund our current operations through money provided by our President, or through equity financing.

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

Net Loss

We incurred a net loss of $5,460 for the three months ended July 31, 2008 compared to $8,066 for the same period in 2007. We incurred a net loss of $35,155 for the nine month period ended July 31, 2008 and a net loss of $26,128 for the same period in 2007. The increase in net losses during the 2008 nine month period was a result of increased accounting and audit fees. Since March 11, 2004 (our date of inception) to July 31, 2008, we have incurred net loss of $179,712.

Expenses

Our total expenses decreased by $2,606 to $5,460 for the three months ended July 31, 2008 from $8,066 for the same period in 2007. Our total expenses increased by $9,027 to $35,155 for the nine months ended July 31, 2008 from $26,128 for the same period in 2007. The increase in total operating expenses during the 2008 period was mainly due to an increase in accounting and audit fees. We have incurred total expenses of $179,712 from March 11, 2004 (date of inception) to July 31, 2008.

We have not issued any stock based compensation since March 11, 2004 (our date of inception).

Our accounting and audit fees increased $283 to $3,183 for the three months ended July 31, 2008 from $2,900 for the same period in 2007. For the nine month period ended July 31, 2008 our accounting and audit fees increased $7,354 to $17,582 from $10,228 during the same period in 2007. The increase in accounting and audit fees was mainly due to an increase in our audit fees. We incurred total accounting and audit fees of $62,422 from March 11, 2004 (our date of inception) to July 31, 2008.

Our management fees remained consistent at $1,500 for the three month periods and $4,500 for the nine month periods ended July 31, 2008 and July 31, 2007. Our President continues to provide us with management services at a cost of $500 a month. Our office and sundry expenses decreased to $777 during the three months ended July 31, 2008 compared to $1,627 for the same period in 2007. During the nine months ended July 31, 2008 our office and sundry expenses decreased nominally to $3,223 from $4,097 for the same period in 2007. We have incurred total office and sundry expenses of $22,536 from March 11, 2004 (our date of inception) to July 31, 2008.

We did not incur any legal fees for the three months ended July 31, 2008 compared to $2,039 for the same period in 2007. For the nine month period ended July 31, 2008 our legal fees increased $2,547 to $9,850 from $7,303 during the same period in 2007. We have incurred total legal fees of $52,356 from March 11, 2004 (our date of inception) to July 31, 2008.

We have not incurred any mineral impairment or exploration costs during the nine months ended July 31, 2008 or the nine months ended July 31, 2007, although we have incurred $16,898 in mineral property and exploration costs since March 11, 2004 to July 31, 2008.

We have completed Phase II of our exploration program on certain areas of our mineral claim in the Province of British Columbia, Canada. In his report on the results of Phase II, our consulting geologist recommended that we not proceed with any additional exploration on our claim as the survey results did not indicate any anomalous mineral or structural trends. Based on the recommendations of our consulting geologist, we have decided to abandon our exploration program on our mineral claim and are currently evaluating alternative business opportunities.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of July 31, 2008, we had no off balance sheet transactions that had or were reasonably likely to have had a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Not applicable.

Item 4T. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2008. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The evaluation did not identify any change in our internal control over financial reporting that occurred during the period ended July 31, 2008 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, or use or disposition of the registrant's assets that could have a material effect on the financial statements.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any legal proceedings that involve us.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From May 1, 2008 to July 31, 2008, we did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Laburnum Ventures Inc.
(Registrant)

/s/ Thomas R. Brown
Date: September 22, 2008	Thomas R. Brown
Director , President, Chief Financial Officer, Principal Executive Officer,
Principal Accounting Officer, Secretary, Treasurer