Form 10-K
period 2008-10-31
LABURNUM VENTURES INC.
filed 2009-02-13
CIK 1352858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 000-52043

LABURNUM VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0480810
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

404 – 1155 Mainland Street
Vancouver, BC, Canada, V6B 5P2
(Address of principal executive offices) (ZIP Code)

(604) 731-7777
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common Stock, $0.001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer  ☐  Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☑

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at April 30, 2008 (computed by reference to the closing price of $0.50 per share as of the last business day of the second fiscal quarter): $17,500,000

Number of common shares outstanding at February 9, 2009: 60,000,000

PART I

Item 1.  Business

Forward-Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “could”, "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "Laburnum" mean Laburnum Ventures Inc. and all of our subsidiaries, unless otherwise indicated.

All dollar amounts in this annual report refer to US dollars unless otherwise indicated.

Overview

We were incorporated on March 11, 2004 under the laws of the State of Nevada. We have been a pre-exploration stage company engaged in the acquisition and exploration of mineral properties. We currently own a 100% undivided interest in a mineral property located in the Province of British Columbia, Canada, that we call the “Sum Mineral Claim”, but we do not intend to pursue this claim and we are currently looking for other business opportunities.

We completed Phase II of our exploration program, which included VLF (very low frequency) and magnetometer surveys on certain areas of the Sum Mineral Claim. In his report on the results of Phase II, our consulting geologist recommended that we not proceed with any additional exploration on the Sum Mineral Claim as the survey results did not indicate any anomalous mineral or structural trends. Based on this recommendation, we have decided to abandon our exploration program on the Sum Mineral Claim and are currently evaluating alternative business opportunities.

On March 17, 2008 we effected a 5 for 1 forward split of our issued and outstanding common stock. Upon the surrender of their existing share certificates, all of our shareholders will receive new share certificates representing five new shares for each one existing share they owned on March 17, 2008. As a result of the forward split, the number of shares of our issued and outstanding common stock increased from 12,000,000 to 60,000,000. The number of shares that we are authorized to issue did not change.

We effected the forward split because our management believed that having a larger number of outstanding shares would improve our financing and acquisition opportunities. As a result of the forward split, we obtained a new CUSIP number and received a new trading symbol. On March 17, 2008, our trading symbol on the OTC Bulletin Board became “LBUV.OB”.

After deciding not to pursue the Sum Mineral Claim our management decided to focus on acquiring one or more operating businesses. Our efforts to identify a target business are not limited to any particular industry. We do not currently have any specific business combinations under consideration and have not identified a prospective target business. Our business plan is therefore subject to the identification of a potential target business and the negotiation of a definitive agreement.

We intend to initially focus our search on businesses in North America, but we will also explore opportunities in international markets that are attractive to us. We will focus our efforts on seeking a business combination with a privately held business. We believe that owners of privately held small or middle-market companies may seek to realize the value of their investments through a sale or recapitalization or through a merger with a public company to access capital to fund their growth.

There is no assurance that we will successfully identify a potential target business, enter into any definitive agreements with any target business, or finally consummate a business combination with any potential target business. We have not engaged or retained any agents or other representatives to identify or locate any potential target businesses.

Acquisition Strategy

We have identified the following guidelines that we believe are important in evaluating a prospective target business. We will use these guidelines in evaluating business combination opportunities; however, we may decide to enter into a business combination with a target business that does not meet all of these guidelines. We may not be able to complete a business combination with any target business that meets all or part of these guidelines due to our limited human, capital and other resources. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

Established company with positive cash flow.  We intend to acquire an established company with a history of positive cash earnings before interest, taxes, depreciation and amortization. We do not intend to acquire a start-up company, a company with speculative business plans or a company that we believe has significant risk attached to it.

Strong competitive position in industry.  We intend to analyze the strengths and weaknesses of a target business relative to its competitors. The factors we will consider include product quality, customer loyalty, cost impediments associated with customers switching to competitors, patent protection, brand positioning and capitalization. We will seek to acquire a business that has developed a strong position within its market, is well positioned to capitalize on growth opportunities and operates in an industry with significant barriers to entry. We will seek to acquire a business that demonstrates advantages when compared to its competitors, which may help to protect its market position and profitability.

Experienced management team.  We will seek to acquire a business that has an experienced management team with a proven track record for delivering growth and profits. We believe that the operating expertise of our management team will complement, not replace, the target business’ management team.

Diversified customer and supplier base.  We will seek to acquire a business that has a diversified customer and supplier base. We believe that a company with a diversified customer and supplier base is generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact its customers, suppliers and competitors.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities with business objectives similar to ours. There are many blank check companies seeking to carry out a business plan similar to ours that have completed initial public offerings in the United States. Furthermore, there are a number of additional blank check companies in the registration process that have not yet completed initial public offerings, and there are likely to be more blank check companies that have completed initial public offerings before we are able to successfully consummate a business combination.

We may also be subject to competition from entities other than blank check companies, which may be special acquisition companies or capital pool companies, that have a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well-established and have extensive experience identifying and effecting business combinations either directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources may be relatively limited in comparison to many of these competitors.

While we believe that numerous potential target businesses may be available for acquisition, our ability to acquire a certain attractive target business will be limited by our available financial resources. This inherent competitive limitation may give others an advantage in pursuing the acquisition of a target business. The fact that stockholder approval may delay the completion of a business combination is an additional limitation that may be viewed unfavorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and our access to the United States public equity markets may give us a competitive advantage in acquiring a target business with significant growth potential on favorable terms over privately-held entities with business objectives similar to ours. Additionally, our management has significant business experience and well developed contacts in various business industries in Canada.

If we succeed in effecting a business combination, there will likely be further intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Effecting a Business Combination

General

We are not presently engaged in, and we do not anticipate engaging in, any commercial business activities for an indefinite period of time after filing this annual report. We intend to use cash derived from private placements, public offerings, loans, or a combination thereof, to effect a business combination. Such a business combination may be with a company which does not need substantial additional capital but which desires to establish a public trading market for its stock. We may also seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. We may also face other risks including time delays, significant expense, loss of voting control and failure to comply with various federal and state securities laws. Our stockholders may not have an opportunity to evaluate the specific merits or risks of any potential business combination.

We Have Not Identified a Target Business

To date, we have not selected a specific target on which to concentrate our efforts for a business combination. Our management has not had any preliminary contact or discussions on our behalf with representatives of any prospective target business regarding the possibility of a potential merger, capital stock exchange, asset acquisition or other strategic transaction with us. In addition, our management has not yet taken any measure, directly or indirectly, to locate a target business. There has been no due diligence, investigation, discussions, negotiations and/or other similar activities undertaken, directly or indirectly, by us, our management or by any third party, with respect to an ongoing proposed business combination.

Sources of Target Businesses

We anticipate target business candidates will be brought to our attention by various unaffiliated sources, including executives, private equity funds, venture capital funds, investment bankers, attorneys, accountants and other members of the financial community, who may present solicited or unsolicited proposals. We expect such sources to become aware that we are seeking a business combination candidate by a variety of means, such as publicly available information relating to this offering, public relations and marketing efforts, articles that may be published in industry trade papers discussing our intention to effect a business combination, or direct contact by management of potential target businesses.

Our management, as well as our existing stockholders and their affiliates, may also bring to our attention target business candidates. While we do not anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which case we may be required to pay a finder’s fee or other compensation. The terms of any such arrangements will be negotiated with such persons on arm’s length basis and disclosed to our stockholders in connection with any proposed business combination. In no event, however, will we pay our existing management, our existing stockholders, or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. In addition, neither our existing management nor our existing stockholders will receive any finder’s fee, consulting fees or any similar fees or other compensation from any other person or entity, including any target company, in connection with any business combination other than any compensation or fees to be received for any services provided following such a business combination.

Selection of a Target Business and Structuring of a Business Combination

Our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

•	growth potential;

•	financial condition and results of operations;

•	capital requirements;

•	the value and extent of intellectual property;

•	competitive position;

•	stage of development of products, processes or services;

•	degree of current or potential market acceptance of products, processes or services;

•	proprietary features and degree of protection of products, processes or services; and

•	costs associated with effecting the business combination.

We intend to create a contact database describing the materials we receive from any potential target candidates, when such materials were evaluated, the parties primarily responsible for such evaluation and the reasons such candidates were either rejected or the issues that, upon initial evaluation, require further investigation. Any evaluation relating to the merits of a particular business combination will be based on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objectives. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meeting with incumbent management, inspecting facilities, and reviewing financial and other information that is made available to us.

We will attempt to structure any business combination so as to achieve the most favorable tax treatment for us, the target business and both companies’ stockholders. We cannot assure you, however, that the Internal Revenue Service or appropriate state tax authorities will agree with our tax treatment of the business combination.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

The fair market value of a target business will be determined by our Board of Directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings, cash flow, book value, and the price for which comparable businesses have recently been sold. Other factors contributing to a determination of the fair market value may include timing, the reputation of the target business and the anticipated costs of completing the transaction.

We are not required to obtain an opinion from an unaffiliated third party regarding the fair market value of a target business we select at the time of any transaction. We are also not required to obtain an opinion from an unaffiliated third party indicating that the price we plan to pay is fair to our stockholders from a financial perspective unless the target is affiliated with our officers, directors, special advisors, existing stockholders or their affiliates. However, because Thomas Brown, our sole officer and director, has no experience in evaluating business combinations for blank check companies like ours, his judgment may not meet the criteria that independent investment banking firms or other similar blank check companies usually use.

Probable Lack of Business Diversification

It is probable that we will have the ability to effect only a single business combination, although this may entail the simultaneous acquisition of several compatible operating businesses or assets. Unlike other entities which may have the resources to complete several business combinations with entities operating in multiple industries or multiple areas of a single industry, we will likely not have sufficient resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with a single entity or a limited number of entities, our lack of diversification may leave us dependent upon the performance of a single business or a limited number of businesses, and result in us being dependent upon the development or market acceptance of a single or limited number of products or services.

Limited Ability to Evaluate the Management of a Target Business

Although we intend to closely scrutinize the management of prospective target businesses when evaluating the potential to effect a business combination, we cannot assure you that our assessment will prove to be correct. In addition, we cannot assure you that new members who join our management team following a business combination will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our sole officer and director, if any, in a target business cannot presently be stated with any certainty. While it is possible that our current officer and director will remain associated with us in some capacity following a business combination, it is unlikely that he will devote his full efforts to our affairs after the consummation of a business combination. Moreover, we cannot assure you that our sole officer and director will have substantial experience or knowledge concerning the operations of any particular target business.

Opportunity for Stockholder Approval of Business Combination

We may not submit a business combination to our stockholders for approval if the nature of the transaction would not ordinarily require stockholder approval under applicable governing laws. If we are required to submit the transaction to our stockholders for approval, we will furnish our stockholders with proxy solicitation materials, which will include a description of the operations of the target business and certain required financial information regarding the business. Also, we will proceed with the business combination only if a majority of the votes cast by the holders of our common stock at the meeting are in favor of the business combination. To compensate for a potential shortfall in cash, we may be required to structure the business combination, in whole or in part, using the issuance of our common stock as consideration. Accordingly, any increase in the number of shares of our issued and outstanding common stock could hinder our ability to consummate a business combination in an efficient manner or to optimize our capital structure.

When we seek stockholder approval for a business combination, we will not offer each stockholder a right to have their shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed.

Research and Development

We have not spent any amounts on research and development activities during the year ended October 31, 2008. We anticipate that we will not incur any expenses on research and development over the next 12 months. Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

Intellectual Property

We have not filed for any protection of our trademark. As of February 9, 2009 we did not own any intellectual property.

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We rent office space from our sole officer and director, Thomas Brown, at Suite 404, 1155 Mainland Street, Vancouver, British Columbia, Canada V6B 4P2. This office space consists of approximately 250 square feet, which we rent at a cost of $250 per month. This rental is on a month-to-month basis without a formal contract.

Item 3.  Legal Proceedings

We know of no material, active or pending legal proceedings against us or our property, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is a limited public market for our common stock. Our common stock is quoted for trading on the OTC Bulletin Board under the symbol “LBUV.OB”. The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common stock became eligible for quotation on the OTC Bulletin Board on April 16, 2007, but there were no trades until April 29, 2008.

The following table shows the high and low sale prices of our common stock on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
August 1, 2008 – October 31, 2008	$0.597	$0.597
May 1, 2008 – October 31, 2008	$0.55	$0.45
February 1, 2008 – April 30, 2008	$0.50	$0.40

During January 2009, the highest sale price for our common stock was $0.40 per share and the lowest sale price of our common stock was $0.25 per share. The price for our common stock on January 27, 2009, the last day that our common stock traded on the OTC Bulletin Board before the filing of this annual report, was $0.41 per share.

Holders

As of February 9, 2009 there were 32 holders of record of our common stock.

Dividends

Holders of our common stock are entitled to dividends if declared by our Board of Directors out of funds legally available therefore. As of February 9, 2009 we had not declared or paid any dividends, and we do not intend to do so for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our Board and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors.

Equity Compensation Plans

As of February 9, 2009 we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

We did not make any previously unreported sales from August 1, 2008 to October 31, 2008.

Recent Purchases of Equity Securities by Us and our Affiliated Purchases

As of February 9, 2009 we had not repurchased any of our common stock, and we have not publicly announced any repurchase plans or programs.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this annual report.

Results of Operations

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on March 11, 2004 to October 31, 2008. As of October 31, 2008, we had an accumulated deficit of $203,005. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future, as we do not have any operations and are presently engaged in seeking a business combination with a target business. We anticipate that our business will incur substantial losses in the next two years. We believe that our success depends on our ability to complete a business combination and our ability to develop a target business.

At this time, our ability to generate any revenues continues to be uncertain. The auditor's report on our audited financial statements on October 31, 2008 and 2007 contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

From March 11, 2004 (date of inception) to October 31, 2008, our total expenses were $203,005. The major components of our total expenses since inception to October 31, 2008 consist of: $66,095 for accounting and audit fees, $67,409 for legal fees, $27,000 for management fees, $16,898 for mineral property and exploration costs on the Sum Mineral Claim which we have since abandoned and $25,603 on officer and sundry expenses.

Our total expenses increased by $21,799 to $58,448 for the year ended October 31, 2008 from $36,649 for the year ended October 31, 2007. The increase in total expenses was mainly due to increased accounting, audit and legal fees.

Our accounting and audit fees increased $8,311 to $21,255 for the year ended October 31, 2008 from $12,944 for the year ended October 31, 2007.  Our legal fees increased by $16,713 to $24,903 for the year ended October 31, 2008 from $8,190 for the year ended October 31, 2007.

Net Loss

For the year ended October 31, 2008 we incurred net loss of $58,448 compared to $36,649 for the year ended October 31, 2007.  From March 11, 2004 (date of inception) to October 31, 2008, we incurred an aggregate net loss of $203,005. The net loss was primarily due to operating expenses related to accounting, audit, legal and management fees as well as mineral property costs and office expenses.  We incurred net loss of $0.00 per share for the year ended October 31, 2008 and a net loss of $0.00 per share for the year ended October 31, 2007.

Liquidity and Capital Resources

As of October 31, 2008, we had cash of $451 in our bank accounts and a working capital deficit of $128743 compared to no cash and a working capital deficit of $70,295 as of October 31, 2007. As of October 31, 2008, we had total assets of $451 and total liabilities of $129,194.

From March 11, 2004 (date of inception) to October 31, 2008, we raised net proceeds of $71,800 in cash from the issuance of common stock, but have not been able to raise any more money from the sale of common stock in the years ended October 31, 2007 and October 31, 2008.  From March 11, 2004 (date of inception) to October 31, 2008 we raised $81,585 through shareholder loans.  Of which, $52,494 was raised through shareholder loans during the year ended October 31, 2008 and $29,091 was raised during the year ended October 31, 2007.  Since March 11, 2004 (date of inception) to October 31, 2008, we raised net proceeds of $147,825 in cash from financing activities.

We used net cash of $50,651 in operating activities for the year ended October 31, 2008 compared to $41,136 for the year ended October 31, 2007.  The increase is attributed mainly to an increase in accounting, audit and legal costs.  We have used net cash of $155,396 in operating activities from March 11, 2004 (date of inception) to October 31, 2008.

If we are successful in consummating a business combination, we will incur additional costs for personnel and business expansion. In order for us to attract and retain quality personnel, we anticipate that we will need to offer competitive salaries, issue common stock to consultants and employees and grant stock options to future employees. We estimate that our expenses over the next 12 months (beginning February 2009) will be approximately $493,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities, our ability to raise capital from shareholders or other sources and whether we continue our operations.

Description	Target completion date or period	Estimated expenses ($)
Due diligence of the potential target business	12 months	20,000
Legal and accounting fees related to the acquisition of the potential target business	12 months	50,000
Acquisition and development costs of the potential target business	12 months	200,000
Investor relations costs	12 months	30,000
Raise additional private or public equity (legal, accounting and marketing fees)	May 2009	100,000
Legal and professional fees	12 months	50,000
Travel and promotional expenses	12 months	25,000
Other general and administrative expenses	12 months	18,000
Total		493,000

We anticipate that we will not generate any revenues in the near future and we do not anticipate achieving sufficient positive operating cash flow until we are able complete a business combination and thus generate substantial revenues. It may take several years for us to fully realize our business plan. There is no assurance we will achieve profitability after completing a business combination.

As of October 31, 2008 we had cash of $415 in our bank accounts.  We intend to meet the balance of our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. There is no assurance that any financing will be available or if available, on terms that will be acceptable to us. We may not raise sufficient funds to fully carry out any business plan.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Inflation

The effect of inflation on our revenues and operating results has not been significant.

Known Material Trends and Uncertainties

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from outside sources to sustain operations and meet our obligations on a timely basis, and ultimately upon our ability to attain profitability. We have limited capital with which to pursue our business plan. There can be no assurance that we will have sufficient resources to complete any business combination or that our future operations will be profitable after completing the business combination.

These factors raise substantial doubt about our ability to continue as a going concern. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.. The threat that we will be unable to continue as a going concern will be eliminated only when our revenues have reached a level that is able to sustain our business operations.

We plan to review and identify potential businesses for acquisitions or other business combinations. Our management is unable to predict whether or when any business combination will occur or the likelihood of any particular transaction being completed on favorable terms and conditions. We may be unable to obtain the necessary financing to complete any transactions and could financially overextend ourselves. Acquisitions or other business combinations may present financial, managerial and operational challenges, including difficulties in integrating operations and personnel. Any failure to integrate new businesses or manage any new transactions successfully could adversely affect our business and future financial performance.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in note 2 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Financial Instruments

The carrying value of cash, bank indebtedness, accounts payable and accrued liabilities and loans payable to related party approximates their fair value because of the short-term maturity nature of these instruments. Unless otherwise noted, it is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments.

Asset Retirement Obligations

We account for asset retirement obligations in accordance with the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations".  SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.  At October 31, 2008, we had abandoned our claims in the Similkameen Mining Division and had not incurred significant reclamation obligations.  As such, no asset retirement obligation accrual was made in the October 31, 2008 and 2007 financial statements.

Foreign Currency Translation

Our functional currency is the Canadian dollar. We use the US dollar as our reporting currency for consistency with the requirements of the United States Securities and Exchange Commission (the “SEC”) and in accordance with SFAS No. 52.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

LABURNUM VENTURES INC.

(A Pre-exploration Stage Company)
FINANCIAL STATEMENTS
October 31, 2008 and 2007
(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Laburnum Ventures Inc.
(A Pre-exploration Stage Company)

We have audited the accompanying balance sheets of Laburnum Ventures Inc. (the “Company”, a Pre-exploration Stage Company), as of October 31, 2008 and 2007 and the related statements of operations and comprehensive loss, cash flows and stockholders' equity (capital deficit) for the years then ended and for the period from March 11, 2004 (Date of Inception) to October 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of the Company for the period from March 11, 2004 (Date of Inception) through October 31, 2006.  Such statements are included in the cumulative from March 11, 2004 (Date of Inception) to October 31, 2008 totals of the statements of operations and comprehensive loss, cash flows and stockholders' equity (capital deficit) and reflect a net loss of 53% of the related cumulative totals.  Those financial statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts for the period from March 11, 2004 (Date of Inception) through October 31, 2006 included in the cumulative totals, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report from the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Laburnum Ventures Inc. (A Pre-exploration Stage Company) as of October 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and for the period from March 11, 2004 (Date of Inception) to October 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the pre-exploration stage, has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.  These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ BDO Dunwoody LLP
Chartered Accountants

Vancouver, Canada
February 12, 2009

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS
October 31, 2008, and 2007
(Stated in US Dollars)

	2008	2007
ASSETS
Current
Cash	$451	$-

LIABILITIES

Current
Bank indebtedness	$-	$1,392
Accounts payable and accrued liabilities – Note 5	47,609	39,812
Loan payable to related party – Note 4	81,585	29,091

	$129,194	70,295

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

Capital stock – Note 6
Authorized:
100,000,000 preferred stock, par value $0.001, none issued
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
60,000,000 common shares (2007: 60,000,000)	60,000	60,000
Additional paid-in capital	15,000	15,000
Accumulated other comprehensive loss	(738)	(738)
Deficit accumulated during the pre-exploration stage	(203,005)	(144,557)

	(128,743)	(70,295)

	$451	$-

Nature and Ability to Continue as a Going Concern – Note 1

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the years ended October 31, 2008 and 2007 and
for the period March 11, 2004 (Date of Inception) to October 31, 2008
(Stated in US Dollars)

			(Cumulative) March 11, 2004
	Years ended		(Date of Inception)
	October 31,		to October 31,
	2008	2007	2008

Expenses
Accounting and audit fees	$21,255	$12,944	$66,095
Legal fees	24,903	8,190	67,409
Management fees – Note 5	6,000	6,000	27,000
Mineral property and exploration costs – Note 3	-	4,500	16,898
Office and sundry – Note 5	6,290	5,015	25,603

Net loss for the period	(58,448)	(36,649)	(203,005)

Other comprehensive loss
Foreign currency translation adjustment	-	-	(738)

Comprehensive loss for the period	$(58,448)	$(36,649)	$(203,743)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	60,000,000	60,000,000

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended October 31, 2008 and 2007 and
for the period March 11, 2004 (Date of Inception) to October 31, 2008
(Stated in US Dollars)

			(Cumulative) March 11, 2004
	Years ended		(Date of Inception) to
	October 31,		October 31,
	2008	2007	2008

Cash Flows used in Operating Activities
Net loss for the period	$(58,448)	$(36,649)	$(203,005)
Change in non-cash working capital balance related to operations
Accounts payable and accrued liabilities	7,797	(4,487)	47,609

Net cash used in operating activities	(50,651)	(41,136)	(155,396)

Cash Flows provided by (used in) Financing Activities
Increase (decrease) in bank indebtedness	(1,392)	1,392	-
Increase in loan payable	52,494	29,091	81,585
Proceeds on issuance of common stock	-	-	3,200
Share subscriptions	-	-	71,800

Net cash provided by financing activities	51,102	30,483	147,825

Effect of foreign currency translation	-	-	(738)

Increase (decrease) in cash during the period	451	(10,653)	451

Cash, beginning of the period	-	10,653	-

Cash, end of the period	$451	$-	$451

Non-cash Transaction – Note 9

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
for the period March 11, 2004 (Date of Inception) to October 31, 2008
(Stated in US Dollars)

						Deficit Accumulated
					Accumulated Other	During the
	Common Shares		Additional Paid-in	Share	Comprehensive	Pre-Exploration
	Number	Par Value	Capital	Subscriptions	Loss	Stage	Total

Capital stock issued for cash– at $0.0002	25,000,000	$25,000	$(20,000)	$-	$-	$-	$5,000
Foreign currency translation adjustments	-	-	-	-	(527)	-	(527)
Net loss for the period	-	-	-	-	-	(15,943)	(15,943)

Balance, October 31, 2004	25,000,000	25,000	(20,000)	-	(527)	(15,943)	(11,470)
Share subscriptions	-	-	-	66,800	-	-	66,800
Foreign currency translation adjustments	-	-	-	-	(211)	-	(211)
Net loss for the year	-	-	-	-	-	(15,151)	(15,151)

Balance, October 31, 2005	25,000,000	25,000	(20,000)	66,800	(738)	(31,094)	39,968

Capital stock issued for cash– at $0.002	35,000,000	35,000	35,000	(66,800)	-	-	3,200
Net loss for the year	-	-	-	-	-	(76,814)	(76,814)

Balance, October 31, 2006	60,000,000	60,000	15,000	-	(738)	(107,908)	(33,646)
Net loss for the year	-	-	-	-	-	(36,649)	(36,649)

Balance, October 31, 2007	60,000,000	60,000	15,000	-	(738)	(144,557)	(70,295)
Net loss for the year	-	-	-	-	-	(58,448)	(58,448)

Balance, October 31, 2008	60,000,000	$60,000	$15,000	$-	$(738)	$(203,005)	$(128,743)

SEE ACCOMPANYING NOTES

LABURNUM VENTURES INC.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2008 and 2007
(Stated in US Dollars)

Note1	Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the State of Nevada on March 11, 2004 and is currently seeking business opportunities.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At October 31, 2008, the Company is currently seeking business opportunities, has accumulated losses of $203,005 since its inception, has a working capital deficiency of $128,743 and expects to incur further losses all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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
October 31, 2008 and 2007
(Stated in US Dollars)

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
October 31, 2008 and 2007
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies – (cont’d)

Financial Instruments

The carrying value of bank indebtedness, accounts payable and accrued liabilities, loan payable to related party approximates their fair value because of the short-term maturity nature of these instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations".  SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.  At October 31, 2008, the Company had abandoned its claims in the Similkameen Mining Division and had not incurred significant reclamation obligations.  As such, no asset retirement obligation accrual was made in the October 31, 2008 and 2007 financial statements.

Comprehensive Income

Under SFAS 130, Reporting Comprehensive Income, the Company is required to report comprehensive income, which includes net loss as well as changes in equity from non-owner sources.  The other changes in equity included in comprehensive income for the periods presented comprise the foreign currency cumulative translation adjustments as disclosed in the Statement of Comprehensive Loss.

Laburnum Ventures, Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
October 31, 2008 and 2007
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies – (cont’d)

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting SFAS 157 as of November 1, 2008. The Company expects that the adoption of SFAS 157 will have minimal, if any, impact on its financial statements except for additional disclosure.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115", which permits the measurement of many financial instruments and certain other asset and liabilities at fair value on an instrument-by-instrument basis (the fair value option). The guidance is applicable for fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting SFAS 159 as of November 1, 2008. The Company expects that the adoption of SFAS 159 will have minimal, if any, impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141, (revised 2007), "Business Combinations".  SFAS 141(R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged.  Consistent with SFAS 141, SFAS 141(R) requires the acquirer to fair value the assets and liabilities of the acquiree and either record goodwill or gain on bargain purchases, with main difference the application to all acquisitions where control is achieved.  SFAS 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements – An amendment of ARB No. 51".  SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity.  The noncontrolling interest's portion of net income must also be clearly presented on the Income Statement.  SFAS 160 is effective for financial statements issued for fiscal years beginning after on or after December 15, 2008.  The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

Laburnum Ventures, Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
October 31, 2008 and 2007
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies – (cont’d)

New Accounting Pronouncements – (cont’d)

In March 2008, the FASB issued SFAS No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities".  SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles".  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles".  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3").  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets".  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Laburnum Ventures, Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
October 31, 2008 and 2007
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies – (cont’d)

New Accounting Pronouncements – (cont’d)

In May 2008, FASB issued FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants."  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We will adopt FSP APB 14-1 beginning in the first quarter of fiscal year 2010, and this standard must be applied on a retrospective basis.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

FASB has issued Statement of Financial Accounting Standards ("SFAS") No. 163, “Accounting for Financial Guarantee Insurance Contracts”.  SFAS No. 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities.  It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Note 3	Mineral Property

By an agreement dated June 22, 2004, the Company acquired a 100% interest in five mineral claims located in the Similkameen Mining Division, British Columbia, Canada, for $3,298 (CAD$4,500).  During the year ended October 31, 2007, the Company spent $4,500 in exploration costs with respect to the property.  Subsequent to this exploration work, the Company abandoned these claims in 2007.

Note 4	Loan Payable to Related Party

The loan is payable to the President of the Company and is unsecured, non-interest bearing and has no specific terms for repayment.

Laburnum Ventures, Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
October 31, 2008 and 2007
(Stated in US Dollars)

Note 5	Related Party Transactions – Notes 4 and 6

The President provides management services and office premises to the Company at $500 per month and $250 per month, respectively.  During the year ended October 31, 2008 management services of $6,000 (2007: $6,000) and office expense of $3,000 (2007: $3,000) were charged to operations.

Included in accounts payable and accrued liabilities is an amount of $24,719 (2007: $15,719) due to the President of the Company for unpaid rent and management fees.  The amount is unsecured, non-interest bearing and has no specific terms for repayment.

Note 6	Capital Stock

In March 2004, the Company issued 25,000,000 common shares at $0.0002 per share to a director of the Company for total cash proceeds of $5,000.

On November 30, 2005, the Company issued 35,000,000 common shares at $0.002 per share pursuant to a private placement offering for total proceeds of $70,000.

As of October 31, 2005, the Company had received subscriptions for the above-noted private placement for a total of 34,800,000 common shares and had received subscription funds totalling $66,800, with share subscriptions receivable of $2,800.  The subscriptions receivable was paid during the year ended October 31, 2006.

On March 17, 2008, the Company effected a forward split of the Company’s common stock at a ratio of five new shares for every one existing share of the issued and outstanding common stock.  The authorized capital of the Company was increased from 12,000,000 issued and outstanding common shares to 60,000,000 issued and outstanding common shares.  No change was made to the number of shares authorized to issue or the par value of the Company’s shares.  The effect of the forward stock split has been applied on a retroactive basis to all related disclosures and calculations in these financial statements.

At October 31, 2008 and October 31, 2007, there were no outstanding stock options or warrants.

Laburnum Ventures, Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
October 31, 2008 and 2007
(Stated in US Dollars)

Note 7	Deferred Income Taxes

The Company's income tax expense for the years ended October 31, 2008 and 2007 differed from the United States statutory rates:

	Years ended
	August 31,
	2008	2007

Effective tax rate	34%	34%

Income benefit at the statutory rate	$(20,000)	$(12,000)
Increase in income taxes resulting from:
Increase in valuation allowance	20,000	12,000

Income tax expense	$-	$-

The significant components of the Company’s deferred tax assets are as follows:

	2008	2007

Deferred tax assets
Non-capital loss carryforwards	$69,000	$49,000
Valuation allowance	(69,000)	(49,000)

	$-	$-

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
October 31, 2008 and 2007
(Stated in US Dollars)

Note 8	Income Taxes

No provision for income taxes has been provided in these financial statements due to the net loss.  At October 31, 2008, the Company has net operating loss carryforwards, which expire commencing in 2024 totalling approximately $203,000 (2007: $145,000), the benefit of which has not been recorded in the financial statements since more likely-than-not the benefit will not be realized.

The Company is in arrears on filing its statutory income tax returns and it therefore has estimated the expected amount of loss carryforwards available once the outstanding returns are filed. The Company expects to have net operating loss carryforwards for income tax purposes available to offset future taxable income. In addition, the Company may be subject to penalties and interest for failure to file these returns and related schedules.

Note 9	Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.  During the year ended October 31, 2005, the Company executed share subscription agreements to issue 1,400,000 shares of common stock at $0.002 per share for share subscriptions receivable of $2,800.  This transaction has been excluded from the statements of cash flows.

Note10	Comparative Figures

Certain of the comparative figures have been reclassified to conform to current year’s presentation.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our principal independent accountants. We had engaged Amisano Hanson, Chartered Accountants, as our independent auditors since November 15, 2005. In January 2008, Amisano Hanson entered into an agreement with BDO Dunwoody LLP, pursuant to which Amisano Hanson merged its operations into BDO Dunwoody LLP. As such, our principal independent accountants are now BDO Dunwoody LLP.

Item 9A.  Controls and Procedures

Not applicable.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of October 31, 2008.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, and the material weaknesses outlined in our Management Report on Internal Control Over Financial Report, our management concluded, as of the end of the period covered by this annual report, that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms, and that such information was not accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting.  Under the supervision of our Chief Executive Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2008, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. The Company has no audit committee. There is no policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

2.	Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.
There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Management is currently evaluating remediation plans for the above control deficiencies.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only the conclusions to our management’s report in this annual report on Form 10-K.

Changes in Internal Controls

During the quarter ended October 31, 2008 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our sole executive officer and director of as of February 9, 2009.

Name	Age	Position
Thomas Brown	46	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Our sole director will serve as a director until our next annual shareholder meeting or until his successor is elected who accepts the position. Officers hold their positions at the will of our Board of Directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Biography

Thomas Brown, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director since March 11, 2004 (inception)

Thomas Brown has been our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director since our inception on March 11, 2004. Mr. Brown has been engaged in the construction industry since 1980 and is currently a builder and real estate developer concentrating on the luxury home market.

Mr. Brown provides his services on a part-time basis as required to carry out our business. He presently commits approximately 15% of his time to providing management services to us, for which we pay him a fee of $500 per month.

Mr. Brown plans to look for potential partners for a merger or acquisition using his extensive connections to high net worth individuals as a builder real estate developer, and well as his many contacts in the public sector.  As of the filing of this Annual Report, Mr. Brown did not serve as a director or officer of any other public companies.

Board of Directors and Director Nominees

Our sole officer and director, Thomas Brown, is currently the only member of our Board of Directors. We do not have a nominating committee of the Board, since the Board as a whole selects individuals to stand for election as members. Since the Board does not include a majority of independent directors, the decisions of the Board regarding director nominees are made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, at any time not less than 90 days prior to the next annual Board meeting at which the slate of director nominees is adopted, the Board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of the security holders. If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of director nominees submitted to security holders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from each candidate prior to reaching any determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Director Independence

Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements. Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Audit Committee

The functions of the audit committee are currently carried out by our Board of Directors. Our Board has determined that we do not have an audit committee financial expert on our Board carrying out the duties of the audit committee. The Board has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee.

Significant Employees

Other than our sole officer and director, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers or directors.

No Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended October 31, 2008, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.

Item 11.  Executive Compensation

The following table sets forth, as of October 31, 2008, the compensation paid to our President and Chief Executive Officer and our Chief Financial Officer during the last two completed fiscal years. No other officers or directors received annual compensation in excess of $100,000 during the last two completed fiscal years.
Summary Compensation Table (1)
Name and Principal Position	Year	Salary ($)	Total ($)
Thomas Brown (2)	2008	6,000 (3)	6,000
	2007	6,000 (3)	6,000

(1)	Pursuant to Item 402(a)(5) of Regulation S-K tables and columns have been omitted where no compensation has been awarded.

(2)	Thomas Brown has been our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director since our inception on March 11, 2004.

(3)	Consists of a monthly fee of $500 for management services.

We made no grants of stock options or stock appreciation rights from March 11, 2004 ( inception) to October 31, 2008.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board as a whole determines executive compensation.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended October 31, 2008.

We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director received and/or accrued any compensation for services as a director, including committee participation and/or special assignments.

Change of Control

As of February 9, 2009 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 9, 2009 by: (i) each of our directors, (ii) each of our named executive officers, and (iii) owners of 5% or more of our common stock. There was no other person or group known by us to beneficially own more than 5% of the outstanding shares of our common stock. Unless otherwise indicated, the persons listed below possess sole voting and investment power with respect to the shares they own. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Title of Class	Name & Address of Beneficial Owner	Number of Shares (1)	Percentage (%) (2)
Common Stock	Thomas Brown (3) 404 – 1155 Mainland Street Vancouver, BC, Canada V6B 4P2	25,000,000	42
All Officers and Directors as a Group		25,000,000	42

(1)
The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 60,000,000 issued and outstanding shares of our common stock as of February 9, 2009.

(3)	Thomas Brown is our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director.

Item 13.  Certain Relationships, Related Transactions and Director Independence

As of October 31, 2008 we owed $81,585 to Thomas Brown, our President Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director, as a loan for operational expenses. This loan is unsecured, non-interest bearing and has no specific terms of repayment.

Thomas Brown provides us with management services in exchange for compensation of $500 per month and office space in exchange for $250 per month. During the year ended October 31, 2008 we incurred operational expenses of $6,000 for management services (2007: $6,000) and $3,000 for office space (2007: $3,000).

As at October 31, 2008, included in accounts payable and accrued liabilities is an amount of $24,719 (2007: $15,719) due to Thomas Brown for unpaid rent and management fees. This amount is unsecured, non-interest bearing and has no specific terms of repayment.

We have not entered into any transactions with our sole officer and director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14.  Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors in connection with the audit of our financial statements for the years ended October 31, 2008 and 2007, and any other fees billed for services rendered by our auditors during these periods.

BDO Dunwoody
Period from November 1, 2007 to October 31, 2008
Audit fees	$19,073
Audit-related fees	0
Tax fees	0
All other fees	0
Total	$19,073

BDO Dunwoody
Period from November 1, 2006 to October 31, 2007
Audit fees	$10,999
Audit-related fees	0
Tax fees	0
All other fees	0
Total	$10,999

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended October 31, 2008.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See our Financial Statements set forth on page F-1 of this annual report.

(a)(2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or the related notes thereto.

Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABURNUM VENTURES INC.

Date: February 13, 2009	By:	/s/ Thomas Brown
Thomas Brown
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Thomas Brown
Thomas Brown	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director	February 13, 2009