Form 10-Q
period 2009-01-31
LABURNUM VENTURES INC.
filed 2009-03-16
CIK 1352858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

As of March 13, 2009, the registrant’s outstanding common stock consisted of 60,000,000 shares.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Laburnum Ventures Inc.
(An Pre-Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	January 31, 2009 $ (unaudited)	October 31, 2008 $

ASSETS

Current Assets

Cash	–	451

Total Assets	–	451

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank Indebtedness	5,817	–

Accounts Payable	40,152	22,890

Due to Related Parties (Note 4)	26,969	24,719

Loan Payable (Note 4)	81,585	81,585

Total Liabilities	154,523	129,194

Stockholders’ Deficit

Preferred Stock Authorized: 100,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil common shares	–	–

Common Stock Authorized: 100,000,000 common shares, with a par value of $0.001 Issued and outstanding: 60,000,000 common shares	60,000	60,000

Additional Paid-In Capital	15,000	15,000

Other Comprehensive Income (Loss)	(738)	(738)

Accumulated Deficit During the Pre-Exploration Stage	(228,785)	(203,005)

Total Stockholders’ Deficit	(154,523)	(128,743)

Total Liabilities and Stockholders’ Deficit	–	451

Going Concern (Note 1)

(The accompanying notes are an integral part of these financial statements)

Laburnum Ventures Inc.
(A Pre-Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended January 31, 2009	For the Three Months Ended January 31, 2008	Accumulated from March 11, 2004 (Date of Inception) to January 31,2009
	$	$	$

Revenue	–	–	–

Expenses

General and Administrative	2,315	2,496	54,918
Mineral Property and Exploration Costs (Note 3)	–	–	16,898
Professional Fees	23,465	459	156,969

Total Expenses	25,780	2,955	228,785

Net Loss for the Period	(25,780)	(2,955)	(228,785)

Other Comprehensive Income (Loss)

Foreign Currency Translation Adjustment	–	–	(738)

Net Comprehensive Loss for the Period	(25,780)	(2,955)	(229,523)

Net Loss Per Share – Basic and Diluted	–	–

Weighted Average Shares Outstanding	60,000,000	12,000,000

(The accompanying notes are an integral part of these financial statements)

Laburnum Ventures Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended January 31, 2009	For the Three Months Ended January 31, 2008	Accumulated from March 11, 2004 (Date of Inception) to January 31, 2009
	$	$	$

Operating Activities

Net loss for the period	(25,780)	(2,955)	(228,785)

Changes in operating assets and liabilities:

Accounts payable	17,262	(16,537)	40,152
Due to related parties	2,250	2,250	26,969

Net Cash Used In Operating Activities	(6,268)	(17,242)	(161,664)

Financing Activities

Bank Indebtedness	5,817	(1,392)	5,817
Proceeds from loan payable	–	20,000	81,585
Proceeds from issuance of common shares	–	–	75,000

Net Cash Provided By Financing Activities	5,817	18,608	162,402

Effect of foreign exchange translation adjustment	–	–	(738)

Increase (Decrease) in Cash	(451)	1,366	–

Cash – Beginning of Period	451	–	–

Cash – End of Period	–	1,366	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Laburnum Ventures Inc.
(A Pre-Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

Laburnum Ventures Inc. (the “Company”) was incorporated in the State of Nevada on March 11, 2004.  On June 22, 2004, the Company acquired a 100% interest in five mineral claims located in the Similkameen Mining Division in British Columbia, Canada.  In 2007, the Company abandoned these mineral claims and is currently seeking business opportunities.  The Company is a Pre-Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at January 31, 2009, the Company had a working capital deficit of $154,523 and an accumulated deficit of $228,785. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is October 31.

b)	Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended October 31, 2008, included in the Company’s Annual Report on Form 10-K filed on February 13, 2009 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at January 31, 2009, and the results of its operations and cash flows for the three month period ended January 31, 2009 and 2008. The results of operations for the period ended January 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)	Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at January 31, 2009, the Company recorded $738 of other comprehensive loss relating to foreign exchange translation.

Laburnum Ventures Inc.
(A Pre-Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

e)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

f)	Financial Instruments

The fair value of financial instruments which include: cash, accounts payable, and amounts due to related parties were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.

g)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars.

h)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at January 31, 2009 and October 31, 2008, the Company had no cash equivalents.

i)	Mineral Properties

The Company has been in the pre-exploration stage since its formation on March 11, 2004 and has not yet realized any revenues from its planned operations. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.  As at January 31, 2009, all acquisition and exploration costs have been charged to operations.

j)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

k)	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Laburnum Ventures Inc.
(A Pre-Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

k)	Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No.51”. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non controlling interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SAFAS No. 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

l)	Reclassification

Certain financial statement captions and balances have been reclassified from prior year presentation.

3.	Related Party Transactions

a)
As at January 31, 2009, the Company received $81,585 (October 31, 2008 - $81,585) of cash financing from the President of the Company for funding of general operations.  The loan is unsecured, non-interest bearing, and due on demand.

b)
As at January 31, 2009, the President of the Company provides management services and office premises to the Company at a rate of $500 and $250 per month, respectively.  During the three months ended January 31, 2009, the Company owed $1,500 and $750 for management services and office rent, respectively.  As at January 31, 2009, the Company owes $26,969 (October 31, 2008 - $24,719) for management services and office rent.

Item 2.  Management Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

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

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

Business Overview

Laburnum Ventures Inc. (the “Company”, “Laburnum”, “we”, “our”, “us”) was incorporated on March 11, 2004 under the laws of the State of Nevada. We have been a pre-exploration stage company engaged in the acquisition and exploration of mineral properties. We currently own a 100% undivided interest in a mineral property located in the Province of British Columbia, Canada, that we call the “Sum Mineral Claim”, but we do not intend to pursue this claim and we are currently looking for other business opportunities.

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

On March 13, 2008 we effected a 5 for 1 forward split of our issued and outstanding common stock. Upon the surrender of their existing share certificates, all of our shareholders will receive new share certificates representing five new shares for each one existing share they owned on March 13, 2008. As a result of the forward split, the number of shares of our issued and outstanding common stock increased from 12,000,000 to 60,000,000. The number of shares that we are authorized to issue did not change.

We effected the forward split because our management believed that having a larger number of outstanding shares would improve our financing and acquisition opportunities. As a result of the forward split, we obtained a new CUSIP number and received a new trading symbol. On March 13, 2008, our trading symbol on the OTC Bulletin Board became “LBUV.OB”.

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

Liquidity and Capital Resources

As of January 31, 2009, we had no cash, a working capital deficit of $154,523 and accumulated a deficit of $228,785.  Our net loss of $25,780 for the three months ended January 31, 2009 was funded by loans from our President, Mr. Thomas Brown.

During the quarter ended January 31, 2009, we did not raise any cash through equity financing and our cash position decreased by $451 from our cash holdings of $451 at ended October 31, 2008.

We used net cash of $6,268 in operating activities for the quarter ended January 31, 2009 compared to net cash of $17,242 for the same period in 2008.  The decrease was primarily due to a reduction in our business activities during the current period.  From March 11, 2004 (date of inception) to January 31, 2009 we used net cash in operating activities of $161,664.

We have not used any cash in our investing activities from March 11, 2004 (date of inception) to January 31, 2009.  We received net cash of $5,817 from financing activities for the quarter ended January 31, 2009 compared to $18,608 for the same period in 2007.  From March 11, 2004 (date of inception) to January 31, 2009 we have received net cash of $162,402 from financing activities.  These funds have been provided by a mixture of sales of equities, loans provided by our President, and bank indebtedness.

Foreign exchange translations did not have any effect on our cash position during the nine months ended January 31, 2009 or during the same period in 2008.  From March 11, 2004 (date of inception) to January 31, 2009, changes in currency exchange rates have resulted in a nominal decrease in our cash position of $738.

During the quarter ended January 31, 2009 our monthly cash requirement was approximately $2,089 compared to approximately $5,747 for the same period in 2008.  This decrease was due to a decrease in business activity due to the abandonment of our mineral claim. Upon conclusion of the period ended January 31, 2009, we had no cash and will need to raise additional funds through sales of equity or debt to continue our operations.  We anticipate that we will continue to fund our current operations through money provided by our President, or through equity financing.

If we are successful in consummating a business combination, we will incur additional costs for personnel and business expansion. In order for us to attract and retain quality personnel, we anticipate that we will need to offer competitive salaries, issue common stock to consultants and employees and grant stock options to future employees. We estimate that our expenses over the next 12 months (beginning April 2009) will be approximately $493,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities, our ability to raise capital from shareholders or other sources and whether we continue our operations.

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

As of January 31, 2009 we had no cash in our bank accounts.  We intend to meet the balance of our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. There is no assurance that any financing will be available or if available, on terms that will be acceptable to us. We may not raise sufficient funds to fully carry out any business plan.

Results of Operations for the Three Months Ended January 31, 2009

Revenues

We have not generated any revenues since our inception on March 11, 2004.

Net Loss

We incurred a net loss of $25,780 for the three months ended January 31, 2009 compared to $2,955 for the same period in 2008.  The increase in net losses during the 2009 quarter period was a result of increased legal, accounting and audit fees.  Since March 11, 2004 (our date of inception) to January 31, 2009, we have incurred net loss of $228,785.

Expenses

Our total expenses increased by $22,825 to $25,780 for the three months ended January 31, 2009 from $2,955 for the same period in 2008.  The increase in total operating expenses during the 2009 quarter was mainly due to an increase in legal, accounting and audit fees.  We have incurred total expenses of $228,785 from March 11, 2004 (date of inception) to January 31, 2009.

We have not issued any stock based compensation since March 11, 2004 (our date of inception).

Our general and administrative expenses decreased $181 to $2,315 for the three months ended January 31, 2009 from $2,496 for the same period in 2008.  We have incurred total general and administrative expenses of $54,918 from March 11, 2004 (our date of inception) to January 31, 2009.  Our general and administrative expenses consist of management, office rental, telephone, mail and postage as well as various miscellaneous fees.

Our professional fees increased $23,006 to $23,465 for the three months ended January 31, 2009 from $459 for the same period in 2008.  We have incurred total professional fees of $156,969 from March 11, 2004 (our date of inception) to January 31, 2009.

We have not incurred any mineral impairment or exploration costs during the three months ended January 31, 2009, although we have incurred $16,898 in mineral property and exploration costs since March 11, 2004 to January 31, 2009.

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

Critical Accounting Policies

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended October 31, 2008, included in the Company’s Annual Report on Form 10-K filed on February 13, 2009 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at January 31, 2009, and the results of its operations and cash flows for the three month period ended January 31, 2009 and 2008. The results of operations for the period ended January 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Off-Balance Sheet Arrangements

As of January 31, 2009, we had no off balance sheet transactions that had or were reasonably likely to have had a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2009. Based on the evaluation of these disclosure controls and procedures, and the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the period ended October 31, 2008, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in internal control

We have not been able to implement any of the recommended changes to control over financial reporting listed in our Annual Report on Form 10-K for the year ended October 31, 2008.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended January 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any legal proceedings that involve us.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From November 1, 2008 to January 31, 2009, we did not sell any unregistered securities.

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

Laburnum Ventures Inc.
(Registrant)

/s/ Thomas R. Brown
Date: March 13, 2009	Thomas R. Brown
Director , President, Chief Financial Officer, Principal Executive Officer, Principal Accounting Officer, Secretary, Treasurer