Form 10-Q
period 2009-04-30
LABURNUM VENTURES INC.
filed 2009-06-15
CIK 1352858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to ______________________

Commission File Number: 000-52043

LABURNUM VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0480810
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

404 – 1155 Mainland Street
Vancouver, British Columbia, Canada V6B 5P2
(Address of principal executive offices)

604.731.7777
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes   ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 15, 2009 the registrant’s outstanding common stock consisted of 60,000,000 shares.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited interim financial statements of Laburnum Ventures Inc. (the “Company”, “Laburnum”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Laburnum Ventures Inc.
(A Pre-Exploration Stage Company)

April 30, 2009

Laburnum Ventures Inc.
(A Pre-Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	April 30, 2009 $ (unaudited)	October 31, 2008 $

ASSETS

Current Assets

Cash	–	451

Total Assets	–	451

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank Indebtedness	–	–

Accounts Payable	33,711	22,890

Due to Related Party (Note 3)	134,584	106,304

Total Liabilities	168,295	129,194

Stockholders’ Deficit

Preferred Stock Authorized: 100,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil common shares	–	–

Common Stock Authorized: 100,000,000 common shares, with a par value of $0.001 Issued and outstanding: 60,000,000 common shares	60,000	60,000

Additional Paid-In Capital	15,000	15,000

Other Comprehensive Loss	(738)	(738)

Accumulated Deficit During the Pre-Exploration Stage	(242,557)	(203,005)

Total Stockholders’ Deficit	(168,295)	(128,743)

Total Liabilities and Stockholders’ Deficit	–	451

Going Concern (Note 1)

(The accompanying notes are an integral part of these financial statements)

Laburnum Ventures Inc.
(A Pre-Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended April 30, 2009	For the Three Months Ended April 30, 2008	For the Six Months Ended April 30, 2009	For the Six Months Ended April 30, 2008	Accumulated from March 11, 2004 (Date of Inception) to April 30, 2009
	$	$	$	$	$

Revenue			–	–	–

Expenses

General and Administrative (Note 3)	3,551	2,951	5,866	5,446	58,469
Mineral Property and Exploration Costs	–	–	–	–	16,898
Professional Fees	10,221	21,289	33,686	24,249	167,190

Total Expenses	13,772	24,240	39,552	29,695	242,557

Net Loss for the Period	(13,772)	(24,240)	(39,552)	(29,695)	(242,557

Other Comprehensive Loss

Foreign Currency Translation Adjustment	–	–	–	–	(738

Net Comprehensive Loss for the Period	(13,772)	(24,240)	(39,552)	(29,695)	(243,295

Net Loss Per Share – Basic and Diluted Net Loss Per Share – Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	60,000,000	60,000,000	60,000,000	60,000,000

(The accompanying notes are an integral part of these financial statements)

Laburnum Ventures Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the Six Months Ended April 30, 2009	For the Six Months Ended April 30, 2008	Accumulated from March 11, 2004 (Date of Inception) to April 30, 2009
	$	$	$

Operating Activities

Net loss for the period	(39,552)	(29,695)	(242,557)

Changes in operating assets and liabilities:

Accounts payable	10,821	(4,769)	33,711
Due to related party	5,250	4,500	29,969

Net Cash Used In Operating Activities	(23,481)	(29,964)	(178,877)

Financing Activities

Bank Indebtedness	–	(1,392)	–
Proceeds from related party	23,030	42,500	104,615
Proceeds from issuance of common shares	–	–	75,000

Net Cash Provided By Financing Activities	23,030	41,108	179,615

Effect of foreign exchange translation adjustment	–	–	(738)

Increase (Decrease) in Cash	(451)	11,144	–

Cash – Beginning of Period	451	–	–

Cash – End of Period	–	11,144	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at April 30, 2009, the Company had a working capital deficit of $168,295 and an accumulated deficit of $242,557. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is October 31.

b)      Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended October 31, 2008, included in the Company’s Annual Report on Form 10-K filed on February 13, 2009 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at April 30, 2009, and the results of its operations and cash flows for the six month period ended April 30, 2009 and 2008. The results of operations for the period ended April 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at April 30, 2009, the Company recorded $738 of other comprehensive loss relating to foreign exchange translation.

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

SFAS No. 157, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, amounts due to related parties, and notes payable to a related party. Pursuant to SFAS No. 157, the fair value of cash and cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of its other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

g)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52, “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars.

h)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at April 30, 2009 and October 31, 2008, the Company had no cash equivalents.

Laburnum Ventures Inc.
(A Pre-Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.     Summary of Significant Accounting Policies (continued)

i)	Mineral Properties

The Company has been in the pre-exploration stage since its formation on March 11, 2004 and has not yet realized any revenues from its planned operations. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.  As at April 30, 2009, all acquisition and exploration costs have been charged to operations.

j)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, “Accounting for Income Taxes”, as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

k)	Recent Accounting Pronouncements

In April 2009, the Financial Accounting and Standards Board (“FASB”)  issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (EITF 08-7). EITF 08-7 addresses the accounting for assets acquired in a business combination or asset acquisition that an entity does not intend to actively use, otherwise referred to as a ‘defensive asset’. EITF 08-7 requires defensive intangible assets to be initially accounted for as a separate unit of accounting and not included as part of the cost of the acquirer’s existing intangible asset(s) because it is separately identifiable. EITF 08-7 also requires that defensive intangible assets be assigned a useful life in accordance with paragraph 11 of SFAS No. 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share”, and is effective for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Laburnum Ventures Inc.
(A Pre-Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

k)	Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”.  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non controlling interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SAFAS No. 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

l)	Reclassification

Certain financial statement captions and balances have been reclassified from prior year presentation.

3.      Related Party Transactions

a)
As at April 30, 2009, the Company received $104,615 (October 31, 2008 - $81,585) of cash financing from the President of the Company for funding of general operations. The loan is unsecured, non-interest bearing, and due on demand.

b)
As at April 30, 2009, the President of the Company provides management services and office premises to the Company at a rate of $500 and $250 per month, respectively. During the six months ended April 30, 2009, the Company owed $3,000 and $1,500 for management services and office rent, respectively. As at April 30, 2009, the Company owes $29,969 (October 31, 2008 - $24,719) for management services and office rent.

4.      Subsequent Event

On June 4, 2009, the Company entered into a binding letter of intent agreement (the “Agreement”) with AGR Stone & Tools USA, Inc. (“AGR”). Under the terms of the Agreement, AGR and the Company will engage in a share-for-share exchange where each share of AGR will be exchanged for one share of the Company. The share exchange will result in a reverse merger and the Company will change its name to ‘AGR International Inc.’.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

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

On June 4, 2009, we entered into a binding letter of intent agreement (the “LOI”) with AGR Stone & Tools USA, Inc. (“AGR”). Pursuant to the terms of the LOI, we have agreed to engage in a share exchange with AGR which, if completed, would result in AGR becoming our wholly owned subsidiary. Upon closing of the share exchange:

•	all shareholders of AGR will exchange their shares of AGR common stock for shares of our common stock;

•	we shall file an application to change our name to AGR International Inc.;

•	Thomas Brown shall resign from all officer positions with us and:

o	G.M. (Rock) Rutherford shall be appointed as our President, CEO and director;

o	John Kuykendall shall be appointed as our Vice President, Chief Financial Officer, Secretary, Treasurer and director;

o	M. Todd Rutherford shall be appointed as our Vice President and Chief Operations Officer and director; and

o	Thomas Brown shall remain as one of our directors; and

•	Thomas Brown shall cancel 25,000,000 shares of our common stock currently held in his name.

The LOI may be terminated upon the occurrence of any one of the following events:

•	by mutual consent with such consent not to be unreasonably withheld; or

•	by either party if either party is not satisfied with the results of due diligence undertaken in good faith.

Results of Operations

Our results of operations are summarized below:

	Three Months Ended April 30, 2009 ($)	Three Months Ended April 30, 2008 ($)	Six Months Ended April 30, 2009 ($)	Six Months Ended April 30, 2008 ($)	March 11, 2004 (Date of Inception) to April 30, 2009 ($)
Expenses	13,772	24,240	39,552	29,695	242,557
Net Loss	(13,772)	(24,240)	(39,552)	(29,695)	(242,557)
Net Loss per Share –Basic and Diluted	-	-	-	-	n/a
Weighted Average Shares Outstanding	60,000,000	60,000,000	60,000,000	6,000,000	n/a

We have had limited operations from our inception on March 11, 2004 to April 30, 2009 and we have not generated any revenues. From our inception on March 11, 2004 to April 30, 2009 we incurred total expenses of $242,557, including $16,898 in mineral property and exploration costs, $167,190 in professional fees and $58,469 in general and administrative expenses.

For the three months ended April 30, 2009 we incurred a net loss of $13,772. During the same period in fiscal 2008 we incurred a net loss of $24,240. Our net loss per share did not change during these periods.

Our total operating expenses for the three months ended April 30, 2009 were $13,772. During the same period in fiscal 2008 our operating expenses were $24,240. Our total operating expenses during these periods consisted entirely of professional fees and general and administrative expenses.

Our general and administrative expenses consist of management fees, office rental, telephone, mail and postage costs as well as various miscellaneous fees. Our professional fees include legal, accounting and auditing fees, and our general office expenses include bank charges, office maintenance, communication expenses, courier, postage, office supplies and rent.

The decrease in our operating expenses for the three months ended April 30, 2009 was primarily due to a decrease in our professional fees.

Liquidity and Capital Resources

As of April 30, 2009 we had no cash in our bank accounts and a working capital deficit of $168,295. Our accumulated deficit from our inception on March 11, 2004 to April 30, 2009 was $242,557 and was funded primarily through equity financing.

We are dependent on funds raised through our equity financing. Our net loss of $242,557 from our inception on March 11, 2004 to April 30, 2009 was funded primarily through equity financing. From our inception on March 11, 2004 to April 30, 2009 we raised gross proceeds of $75,000 from the sale of our common stock.

From our inception on March 11, 2004 to April 30, 2009 we spent net cash of $178,877 on operating activities. For the six months ended April 30, 2009 we spent net cash of $23,481 on operating activities, compared to net cash spending of $29,964 on operating activities during the same period in fiscal 2008.  The decrease in expenditures on operating activities for the six months ended April 30, 2009 was primarily due to a reduction in our business activities.

From our inception on March 11, 2004 to April 30, 2009 we received net cash of $179,615 from financing activities. During the six months ended April 30, 2009 we received net cash of $23,030 from financing activities, compared to net cash received of $41,108 from financing activities during the same period in fiscal 2008. The decrease in receipts from financing activities for the six months ended April 30, 2009 was primarily due to a reduction in loans provided by our sole officer and director, Thomas Brown.

Our cash level decreased by $451 for the six months ended April 30, 2009.

Upon conclusion of the quarterly period ended April 30, 2009 we had no cash, and we will need to raise additional funds through sales of equity or debt to continue our operations. We anticipate that we will continue to fund our current operations using money provided by our President or through equity financing.

We anticipate that we will incur significant expenditures of capital over the next 12 months, and we are seeking equity financing to provide for the capital required to fully carry out our business plan. We have not attained profitable operations and are dependent upon obtaining financing to continue our operations and pursue our planned business activities. There is no assurance that any such financing will be available.

If we are successful in consummating a business combination, we will incur additional costs for personnel and business expansion. In order for us to attract and retain quality personnel, we anticipate that we will need to offer competitive salaries, issue common stock to consultants and employees and grant stock options to future employees. We estimate that our expenses over the next 12 months (beginning June 2009) will be approximately $493,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities, our ability to raise capital from shareholders or other sources and whether we continue our operations.

Description	Target completion date or period	Estimated expenses ($)
Due diligence of the potential target business	12 months	20,000
Legal and accounting fees related to the acquisition of the potential target business	12 months	50,000
Acquisition and development costs of the potential target business	12 months	200,000
Investor relations costs	12 months	30,000
Raise additional private or public equity (legal, accounting and marketing fees)	July 2009	100,000
Legal and professional fees	12 months	50,000
Travel and promotional expenses	12 months	25,000
Other general and administrative expenses	12 months	18,000
Total		493,000

At present, our cash requirements for the next 12 months outweigh the funds available to maintain or develop our operations. In order to fully carry out our business plan, we need additional financing of approximately $493,000 for the next 12 months beginning June 2009. In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. We intend to negotiate with our management and consultants to pay parts of salaries and fees with stock and stock options instead of cash. There can be no assurance that we will be successful in our efforts to secure additional equity financing.

If our cash flow improves through these efforts, our management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or improve our liquidity situation. The threat of our ability to continue as a going concern will be removed only when revenues have reached a level that sustains our business operations.

Future Financings

Our financial statements for the three months ended April 30, 2009 have been prepared on a going concern basis and contain an explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our securities to fund our operations. We anticipate that we will not generate any revenues in the near future and we do not anticipate achieving sufficient positive operating cash flow until we are able complete a business combination. It may take several years for us to fully realize our business plan. There is no assurance we will achieve profitability after completing a business combination.

As of April 30, 2009 we had no cash in our bank accounts. We intend to meet the balance of our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. There is no assurance that any financing will be available or if available, on terms that will be acceptable to us. We may not raise sufficient funds to fully carry out any business plan.

If we are unable to obtain the necessary additional financing, then we plan to reduce the amounts that we spend on professional fees and general and administrative expenses so as not to exceed the amount of capital resources that are available to us. If we do not secure additional financing our current cash reserves and working capital will be not be sufficient to enable us to sustain our operations and for the next 12 months, even if we do decide to scale back our operations.

Off-Balance Sheet Arrangements

As of April 30, 2009 we had no significant off-balance sheet transactions that had or were reasonably likely to have had a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Audit Committee

The functions of the audit committee are currently carried out by our Board of Directors, who has determined that we do not have an audit committee financial expert on our Board of Directors to carry out the duties of the audit committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.    Controls and Procedures

Disclosure Controls

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed by us in the reports that we submit or file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2009. Based on the evaluation of these disclosure controls and procedures, and the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the period ended October 31, 2008, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control

We have not been able to implement any of the recommended changes to control over financial reporting listed in our Annual Report on Form 10-K for the year ended October 31, 2008.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended April 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

We are not aware of any legal proceedings to which we are a party. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Laburnum Ventures Inc.
(Registrant)

/s/ Thomas R. Brown
Date: June 15, 2009	Thomas R. Brown
President, Chief Financial Officer, Principal Executive Officer, Principal Accounting Officer, Secretary, Treasurer, Director