Form 10-Q
period 2009-07-31
LABURNUM VENTURES INC.
filed 2009-09-15
CIK 1352858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

1944 Bayview Court
Kelowna, B.C., V1Z 3L8
 (Address of principal executive offices)

250-826-4101
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

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

As of September 14, 2009 the registrant’s outstanding common stock consisted of 60,000,000 shares.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited interim financial statements of Laburnum Ventures Inc. (the “Company”, “Laburnum”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Laburnum Ventures Inc.
(A Pre-Exploration Stage Company)

July 31, 2009

Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

Laburnum Ventures Inc.
(A Pre-Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	July 31, 2009 $ (unaudited)	October 31, 2008 $

ASSETS

Current Assets

Cash	–	451

Total Assets	–	451

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank Indebtedness	9	–

Accounts Payable	37,237	22,890

Due to Related Party (Note 3)	147,589	106,304

Total Liabilities	184,835	129,194

Stockholders’ Deficit

Preferred Stock Authorized: 100,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil common shares	–	–

Common Stock Authorized: 100,000,000 common shares, with a par value of $0.001 Issued and outstanding: 60,000,000 common shares	60,000	60,000

Additional Paid-In Capital	15,000	15,000

Other Comprehensive Loss	(738)	(738)

Accumulated Deficit During the Pre-Exploration Stage	(259,097)	(203,005)

Total Stockholders’ Deficit	(184,835)	(128,743)

Total Liabilities and Stockholders’ Deficit	–	451

Going Concern (Note 1)
Subsequent Event (Note 4)

(The accompanying notes are an integral part of these financial statements)

Laburnum Ventures Inc.
(A Pre-Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended July 31, 2009	For the Three Months Ended July 31, 2008	For the Nine Months Ended July 31, 2009	For the Nine Months Ended July 31, 2008	Accumulated from March 11, 2004 (Date of Inception) to July 31, 2009
	$	$	$	$	$
Revenue			–	–	–

Expenses

General and Administrative (Note 3)	2,285	2,277	8,151	7,723	60,754
Mineral Property and Exploration Costs	–	–	–	–	16,898
Professional Fees	14,255	3,183	47,941	27,432	181,445

Total Expenses	16,540	5,460	56,091	35,155	259,096

Net Loss for the Period	(16,540)	(5,460)	(56,092)	(35,155)	(259,097)

Other Comprehensive Loss

Foreign Currency Translation Adjustment	–	–	–	–	(738)

Net Comprehensive Loss for the Period	(16,540)	(5,460)	(56,092)	(35,155)	(259,835)

Net Loss Per Share – Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	60,000,000	60,000,000	60,000,000	60,000,000

(The accompanying notes are an integral part of these financial statements)

Laburnum Ventures Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the Nine Months Ended July 31, 2009	For the Nine Months Ended July 31, 2008	Accumulated from March 11, 2004 (Date of Inception) to July 31, 2009
	$	$	$

Operating Activities

Net loss for the period	(56,092)	(29,695)	(259,097)

Changes in operating assets and liabilities:

Accounts payable	14,347	(4,769)	37,237
Due to related party	15,875	4,500	40,594

Net Cash Used In Operating Activities	(25,870)	(29,964)	(181,266)

Financing Activities

Bank Indebtedness	9	(1,392)	9
Proceeds from related party	25,410	42,500	106,995
Proceeds from issuance of common shares	–	–	75,000

Net Cash Provided By Financing Activities	25,419	41,108	182,004

Effect of foreign exchange translation adjustment	–	–	(738)

Increase (Decrease) in Cash	(451)	11,144	–

Cash – Beginning of Period	451	–	–

Cash – End of Period	–	11,144	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at July 31, 2009, the Company had a working capital deficit of $184,835 and an accumulated deficit of $259,097. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at July 31, 2009, and the results of its operations and cash flows for the nine month period ended July 31, 2009 and 2008. The results of operations for the period ended July 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at July 31, 2009, the Company recorded $738 of other comprehensive loss relating to foreign exchange translation.

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

SFAS No. 157, “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties. Pursuant to SFAS No. 157, the fair value of our cash and cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at July 31, 2009 and October 31, 2008, the Company had no cash equivalents.

Laburnum Ventures Inc.
(A Pre-Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

i)	Mineral Properties

The Company has been in the pre-exploration stage since its formation on March 11, 2004 and has not yet realized any revenues from its planned operations. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.  As at July 31, 2009, all acquisition and exploration costs have been charged to operations.

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

In April 2009, the Financial Accounting and Standards Board (“FASB”)  issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly . This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In November 2008, the FASB issued EITF Issue No. 08-7, Accounting for Defensive Intangible Assets” (EITF 08-7). EITF 08-7 addresses the accounting for assets acquired in a business combination or asset acquisition that an entity does not intend to actively use, otherwise referred to as a ‘defensive asset.’ EITF 08-7 requires defensive intangible assets to be initially accounted for as a separate unit of accounting and not included as part of the cost of the acquirer’s existing intangible asset(s) because it is separately identifiable. EITF 08-7 also requires that defensive intangible assets be assigned a useful life in accordance with paragraph 11 of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

Laburnum Ventures Inc.
(A Pre-Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

3.	Related Party Transactions

a)
As at July 31, 2009, the Company received $106,995 (October 31, 2008 - $81,585) of cash financing from the President of the Company for funding of general operations.  The amounts owing is unsecured, non-interest bearing, and due on demand.

b)
As at July 31, 2009, the President of the Company provides management services and office premises to the Company at a rate of $500 and $250 per month, respectively.  During the nine months ended July 31, 2009, the Company owed $4,500 and $2,250 for management services and office rent, respectively.  As at July 31, 2009, the Company owes $40,594 (October 31, 2008 - $24,719) for management services, office rent, and other services.

4.	Subsequent Event

On July 21, 2009, the Company entered into a share exchange with AGR Stone & Tools USA, Inc. (“AGR”), a Texas company.  Under the terms of the share exchange, the Company agreed to acquire 100% of the issued and outstanding common shares of AGR on a one-to-one basis and the Company’s President and Director would cancel 25,000,000 common shares of the Company.  The effect of the share exchange would result in 81,186,516 issued and outstanding common shares of the Company of which shareholders of AGR would hold 46,186,516 common shares of the Company, or 56.9% of the issued and outstanding common shares of the Company.  The share exchange would result in a reverse takeover in which AGR becomes the acquirer of the Company.  Furthermore, as part of the share exchange agreement, the Company will change its operating name to ‘AGR International Inc.’.  The completion of the share exchange is subject to approval from shareholders of both the Company and AGR.

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

On July 21, 2009, we entered into a binding share exchange agreement (the “Agreement”) with AGR Stone & Tools USA, Inc. (“AGR”). Pursuant to the terms of the Agreement, we have agreed to engage in a share exchange with AGR which, if completed, would result in AGR becoming our wholly owned subsidiary. Upon closing of the share exchange all shareholders of AGR will exchange their shares of AGR common stock for shares of our common stock.

Liquidity and Capital Resources

As of July 31, 2009 we had no cash in our bank accounts and a working capital deficit of $184,835. Our accumulated deficit from our inception on March 11, 2004 to July 31, 2009 was $259,097 and was funded primarily through equity financing and related party loans.

We are dependent on funds raised through our equity financing. Our net comprehensive loss of $259,834 from our inception on March 11, 2004 to July 31, 2009 was funded primarily through equity financing and shareholder loans. From our inception on March 11, 2004 to July 31, 2009 we raised gross proceeds of $75,000 from the sale of our common stock and $106,995 from related party loans.

From our inception on March 11, 2004 to July 31, 2009 we spent net cash of $181,266 on operating activities. For the nine months ended July 31, 2009 we spent net cash of $25,870 on operating activities, compared to net cash spending of $29,964 on operating activities during the same period in fiscal 2008.

From our inception on March 11, 2004 to July 31, 2009 we received net cash of $182,004 from financing activities. During the nine months ended July 31, 2009 we received net cash of $25,419 from financing activities, compared to net cash received of $41,108 from financing activities during the same period in fiscal 2008. The decrease in receipts from financing activities for the nine months ended July 31, 2009 was primarily due to a reduction in loans provided by our former sole officer and director, Thomas Brown.

Our cash level decreased by $451 for the nine months ended July 31, 2009.

Upon conclusion of the quarterly period ended July 31, 2009 we had no cash, and we will need to raise additional funds through sales of equity or debt to continue our operations. We anticipate that we will continue to fund our current operations using money provided by our President or through equity financing.

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

If we are successful in consummating a business combination, we will incur additional costs for personnel and business expansion. In order for us to attract and retain quality personnel, we anticipate that we will need to offer competitive salaries, issue common stock to consultants and employees and grant stock options to future employees. We estimate that our expenses over the next 12 months (beginning September 2009) will be approximately $493,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities, our ability to raise capital from shareholders or other sources and whether we continue our operations.

Description	Target completion date or period	Estimated expenses ($)
Due diligence of the potential target business	12 months	20,000
Legal and accounting fees related to the acquisition of the potential target business	12 months	50,000
Acquisition and development costs of the potential target business	12 months	200,000
Investor relations costs	12 months	30,000
Raise additional private or public equity (legal, accounting and marketing fees)	December 2009	100,000
Legal and professional fees	12 months	50,000
Travel and promotional expenses	12 months	25,000
Other general and administrative expenses	12 months	18,000
Total		493,000

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

Results of Operations

Our results of operations are summarized below:

	Three Months Ended July 31, 2009 ($)	Three Months Ended July 31, 2008 ($)	Nine Months Ended July 31, 2009 ($)	Nine Months Ended July 31, 2008 ($)	March 11, 2004 (Date of Inception) to July 31, 2009 ($)
Expenses	16,540	5,460	56,092	35,155	259,097
Net Loss	(16,540)	(5,460)	(56,092)	(35,155)	(259,835)
Net Loss per Share –Basic and Diluted	-	-	-	-	n/a
Weighted Average Shares Outstanding	60,000,000	60,000,000	60,000,000	60,000,000	n/a

We have had limited operations from our inception on March 11, 2004 to July 31, 2009 and we have not generated any revenues. From our inception on March 11, 2004 to July 31, 2009 we incurred total expenses of $259,097, including $16,898 in mineral property and exploration costs, $181,445 in professional fees and $60,754 in general and administrative expenses.

For the three months ended July 31, 2009 we incurred a net loss of $16,540. During the same period in fiscal 2008 we incurred a net loss of $5,460. The reason for the increase in net loss was higher professional fees.  Our net loss per share did not change during these periods.

For the nine months ended July 31, 2009 we incurred a net loss of $56,092. During the same period in fiscal 2008 we incurred a net loss of $35,155. The reason for the increase in net loss was higher professional fees.  Our net loss per share did not change during these periods.

Our total operating expenses for the three months ended July 31, 2009 were $16,540. During the same period in fiscal 2008 our operating expenses were $5,460. Our total operating expenses for the nine months ended July 31, 2009 were $56,092 compared to $35,155 during the same period in fiscal 2008. Our total operating expenses during these periods consisted entirely of professional fees and general and administrative expenses.

Our general and administrative expenses consist of management fees, office rental, telephone, mail and postage costs as well as various miscellaneous fees. Our professional fees include legal, accounting and auditing fees, and our general office expenses include bank charges, office maintenance, communication expenses, courier, postage, office supplies and rent.

Future Financings

Our financial statements for the three months ended July 31, 2009 have been prepared on a going concern basis and contain an explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of July 31, 2009 we had no cash in our bank accounts. We intend to meet the balance of our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. There is no assurance that any financing will be available or if available, on terms that will be acceptable to us. We may not raise sufficient funds to fully carry out any business plan.

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

Off-Balance Sheet Arrangements

As of July 31, 2009 we had no significant off-balance sheet transactions that had or were reasonably likely to have had a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2009. Based on the evaluation of these disclosure controls and procedures, and the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the period ended October 31, 2008, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control

We have not been able to implement any of the recommended changes to control over financial reporting listed in our Annual Report on Form 10-K for the year ended October 31, 2008.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended July 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1	Letter of Intent entered into with AGR Stone & Tools USA, Inc. dated June 4, 2009. (1)
10.2	Consulting Agreement entered into with Fenco Communications Inc. dated June 18, 2009. (2)
10.3	Share Exchange Agreement with AGR Stone & Tools USA, Inc. dated July 21, 2009. (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Originally filed as an exhibit to our Current Report on Form 8-K on June 9, 2009
(2)	Originally filed as an exhibit to our Current Report on Form 8-K on June 23, 2009
(3)	Originally filed as an exhibit to our Current Report on Form 8-K on July 27, 2009

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Laburnum Ventures Inc.
(Registrant)

/s/ G.M. Rock Rutherford
Date: September 14, 2009	G.M. Rock Rutherford
President, Executive Officer

/s/ Michael Killman
Date: September 14, 2009	Michael Killman
Chief Financial Officer, Principal Accounting Officer