Form 10-K
period 2009-10-31
AGR TOOLS, INC.
filed 2010-02-16
CIK 1352858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number: 000-52043

AGR Tools, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0480810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1944 Bayview Court
Kelowna, British Columbia, Canada V1Z 3L8
 (Address of principal executive offices)

250-826-4101
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

As of April 30, 2009 the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $350,000.

As of February 16, 2010 the registrant’s outstanding common stock consisted of 60,000,000 shares. However, upon the closing of the proposed share exchange transaction with AGR Stone & Tools USA, Inc., the registrant will have 81,186,156 shares of common stock outstanding.

Table of Contents

PART I

Item 1. Business

Forward Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

As used in this annual report, the terms "we", "us" and "our" mean AGR Tools, Inc., unless otherwise indicated.

All dollar amounts in this annual report refer to U.S. dollars unless otherwise indicated.

Business Overview

We were incorporated under the name “Laburnum Ventures Inc.” on March 11, 2004 under the laws of the State of Nevada. Until recently, we were a pre-exploration stage company engaged in the acquisition and exploration of mineral properties. We formerly owned a 100% undivided interest in a mineral property located in the Province of British Columbia, Canada knows as the Sum Mineral Claim, but we decided not to pursue this claim.

On July 21, 2009, we entered into a share exchange agreement (the “Original Share Exchange Agreement”) with AGR Stone & Tools USA, Inc., a Texas company (“AGR”).  Pursuant to the terms of the Original Share Exchange Agreement, we agreed to engage in a share exchange with AGR which, if completed, would result in AGR becoming our wholly owned subsidiary.

On September 15, 2009, we completed a merger with our wholly owned subsidiary, AGR Tools, Inc., a Nevada company, and assumed the subsidiary’s name by filing Articles of Merger with the Nevada Secretary of State. The subsidiary was incorporated entirely for the purpose of effecting the name change and the merger did not affect our Articles of Incorporation or corporate structure in any other way.

On October 29, 2009, pursuant to the terms of the Original Share Exchange Agreement, we mutually agreed to terminate the Original Share Exchange Agreement with AGR and enter into a new share exchange agreement (the “New Share Exchange Agreement”).

The New Share Exchange Agreement provides that the share exchange between us and AGR will be carried out through a statutory process specified by Part 5 of the Texas Business Corporation Act in order to effect the transaction in a more efficient matter.

The following is a brief description of the material terms and conditions of the New Share Exchange Agreement:

1.	we will issue 46,186,516 shares of our common stock to the current shareholders of AGR;

2.	AGR will receive approval for the share exchange from holders of at least 2/3rds of its voting securities pursuant to the Texas Business Corporation Act;

3.	AGR will have no more than 48,186,516 shares of its common stock issued and outstanding on the closing date of the New Share Exchange Agreement;

4.	both AGR and us will be reasonably satisfied with our respective due diligence investigation of the other;

5.
AGR will have delivered to us audited financial statements for its last two fiscal years and any applicable interim period ended no more than 35 days before the closing of the New Share Exchange Agreement, prepared in accordance with United States GAAP and audited by an independent auditor registered with the Public Company Accounting Oversight Board in the United States;

6.	Tom Brown, our former sole officer and Director, will cancel 25,000,000 shares of our common stock held in his name;

7.	AGR will file all required documentation with the Texas Secretary of State to effect the share exchange; and

8.	David Chapman, our Director, will resign and AGR will appoint a new director to fill the resulting vacancy.

Due to the conditions precedent to closing the share exchange, including those set out above, and the risk that these conditions precedent will not be satisfied, there is no assurance that the share exchange will be completed as contemplated in the New Share Exchange Agreement.

AGR Stone & Tools USA, Inc.

AGR Stone & Tools USA, Inc. is a Texas-based company in the business of manufacturing and distributing diamond tools and accessories to the professional construction, building, maintenance and demolition industries. It currently distributes more than 700 products through its dealer network that encompasses 25 distributors in 17 U.S. states and Canadian provinces. These include diamond-based blades, diamond drill bits, diamond cup wheels, resin polyesters, glues, inks, resin-based waterproof grinding stones and diamond polishing pads, all of which are manufactured in a number of different sizes.

AGR subjects all of the products it manufactures and distributes to development standards. It field tests these products by using them in construction, building and demolition projects, and also tests them alongside the products of its competitors both in the field and in the laboratory. All of AGR’s products are accompanied by a warranty against defects in workmanship.

AGR’s business model focuses on direct sales through stocking dealers and online sales either through the company’s storage centers or its stocking dealers. The dealers act as face-to-face contacts for its customers and provide support to one another by sharing support for order fulfillment with the company’s storage centers. The company provides training manuals for these dealers and requires each one to be familiar with at least 200 of its products during their initial training. It does not have brokers or commission sales representatives involved in the distribution of its products.

The strategy AGR has undertaken to develop its business consists of three elements:

•	expanding its stocking dealer network throughout the United States and Canada;

•	monitoring the quality of its current and future products and accessories; and

•	aggressively developing its marketing expertise to increase its exposure to participants in the construction, building, maintenance and demolition industries.

The company has retained information technology personnel and has developed a stocking dealer email system and intranet communication network to facilitate growth. It is also in the process of developing an online shopping cart and software to expand its referral and re-ordering sales base.

AGR’s manufactures its products in China on a contract basis and distributes them through its stocking dealers and storage centers, which are located in Montgomery, Texas, Conroe, Texas and Anaheim, California.

Uncertainties

We are a development stage company that was incorporated on March 11, 2004. We have not generated any revenues from our business activities, and we do not expect to generate revenues for the foreseeable future. We have incurred operational losses since our inception, and we have been issued a going concern opinion by our auditors. To finance our operations, we have completed several rounds of financing and raised approximately $75,000 through private placements of our common stock.
We do not currently have sufficient financing to fully execute our business plan and there is no assurance that we will be able to obtain the necessary financing to do so. Accordingly, there is uncertainty about our ability to continue to operate.

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our executive office is located at 1944 Bayview Court, Kelowna, British Columbia, Canada V1Z 3L8. This office is provided to us by a related party for which we recognize expenses of $250 per month.  As of February 16, 2010 we had not entered a written lease agreement for this space.

Item 3.  Legal Proceedings

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Bulletin Board under the trading symbol “AGRT”. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company's operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common stock became eligible for quotation on the OTC Bulletin Board on April 16, 2007. The following table shows the high and low closing prices for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

OTC Bulletin Board
Quarter Ended	High ($)	Low ($)
October 31, 2009	0.13	0.08
July 31, 2009	0.51	0.18
April 30, 2009	-	-
January 31, 2009	-	-

Holders

As of February 16, 2010, there were approximately 15 holders of record of our common stock. More than 600 holders hold shares of our common stock in street name.

Dividends

As of February 16, 2010, we had not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our Board of Directors and will depend upon our future earnings, if any, our financial condition, capital requirements, general business conditions and other factors.

Equity Compensation Plans

As of February 16, 2010, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

We did not make any unregistered sales of our equity securities between August 1, 2009 and October 31, 2009.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Results of Operations

Revenues

We have limited operational history. From our inception on March 11, 2004 to October 31, 2009 we did not generate any revenues and we sustained operational losses. As of October 31, 2009 we had no total assets and total liabilities of $231,895. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain. We believe that our success depends on our ability to close the proposed share exchange transaction with AGR Stone & Tools USA, Inc. and develop its business as our own.

Expenses

From our inception on March 11, 2004 to October 31, 2009 we incurred total operating expenses of $306,157, including $25,567 in consulting fees, $62,257 in general and administrative expenses, $16,898 in mineral property and exploration costs and $201,435 in professional fees.

For the fiscal year ended October 31, 2009 we incurred total expenses of $103,152, including $25,567 in consulting fees, $9,654 in general and administrative expenses and $67,931 in professional fees,  whereas for the fiscal year ended October 31, 2008 we incurred total expenses of $58,448, including $12,290 in general and administrative expenses and $46,158 in professional fees.

Our general and administrative expenses consisted primarily of transfer agent fees and general office expenses. Our professional fees include legal, accounting and auditing fees.

Net Loss

From our inception on March 11, 2004 to October 31, 2009 we incurred a net loss of $306,157. For the fiscal year ended October 31, 2009 we incurred a net loss of $103,152, whereas for the fiscal year ended October 31, 2008 we incurred a net loss of $58,448.

Liquidity and Capital Resources

As of October 31, 2009, we did not have any cash or total current assets, and we had total current liabilities and a working capital deficit of $231,895. As of October 31, 2009, we had an accumulated deficit of $306,157.

We are dependent on funds raised through equity financing and proceeds from related parties. Our net loss of $306,895 from our inception on March 11, 2004 to October 31, 2009 was funded primarily by such financing and proceeds. Since our inception on March 11, 2004 we have raised gross proceeds of $75,000 in cash from the sale of our common stock.

From our inception on March 11, 2004 to October 31, 2009 we spent $204,202 on operating activities. For the fiscal year ended October 31, 2009 we spent $48,806 on operating activities, whereas during the fiscal year ended October 31, 2008 we spent $50,651 on operating activities. The decrease in our expenditures on operating activities during the fiscal year ended October 31, 2009 was primarily due to an increase in our accounts payable.

From our inception on March 11, 2004 to October 31, 2009 we received $204,940 from financing activities, which consisted of $129,923 in advances from related parties, $3,200 in proceeds from the issuance of our common stock and $71,800 in subscriptions for our common stock. During the fiscal year ended October 31, 2009 we received $48,355 from financing activities, which consisted primarily of advances from related parties, whereas during the fiscal year ended October 31, 2008 we received $51,102 from financing activities, including $52,494 in advances from related parties. During the same period we also spent $1,392 in connection with bank indebtedness.

From our inception on March 11, 2004 to October 31, 2009 we also experienced a loss of $738 in connection with foreign exchange translation, none of which occurred during the fiscal years ended October 31, 2009 or 2008.

Our decrease in cash for the year ended October 31, 2009 was $451 due to a combination of our operating, investing and financing activities.

If we are successful in completing the proposed share exchange transaction with AGR Stone & Tools USA, Inc., we will incur additional personnel and business costs. In order for us to attract and retain quality personnel, we anticipate that we will need to offer competitive salaries, issue common stock to consultants and employees and grant stock options to future employees. We estimate that our expenses over the next 12 months (beginning March 2010) will be approximately $570,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

Description	Potential Completion Date	Estimated Expenses ($)
Professional fees related to the closing of the share exchange	March 2010	50,000
AGR Stone & Tools USA, Inc. development costs	12 months	300,000
Investor relations costs and marketing expenses	12 months	60,000
Professional fees related to raising additional public or private equity	12 months	100,000
Professional fees	12 months	50,000
General and administrative expenses	12 months	10,000
Total		570,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, bank and interest charges and general office expenses. The professional fees are related to our regulatory filings throughout the year.

Based on our planned expenditures, we will require approximately $570,000 to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

We intend to raise the balance of our cash requirements for the next 12 months from private placements, loans from related parties or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing. There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us.

Even though we plan to raise capital through equity or debt financing, we believe that the latter may not be a viable alternative for funding our operations as we do not have tangible assets to secure any such financing. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide any assurance that we will be able to raise sufficient funds from the sale of our common stock to finance our operations. In the absence of such financing, we may be forced to abandon our business plan.

Going Concern

Our financial statements for the period ended October 31, 2009 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our common stock to fund our operations. We may not generate any revenues even if we close the proposed share exchange transaction with AGR Stone & Tools USA, Inc., and if we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail.

If our operations and cash flow improve, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or an improvement in our liquidity situation. The threat of our ability to continue as a going concern will cease to exist only when our revenues have reached a level able to sustain our business operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Mineral Properties

We are primarily engaged in the acquisition and exploration of mining properties. Mineral exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. We assess the carrying costs for impairment under ASC 930, “Extractive Activities – Mining”, at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Comparative Figures

Certain comparative figures have been reclassified in order to conform to the current year’s financial statement presentation.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Data

AGR Tools, Inc.
(formerly Laburnum Ventures Inc.)
(An Exploration Stage Company)

October 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AGR Tools, Inc. (formerly Laburnum Ventures Inc.)
(An Exploration Stage Company)

We have audited the accompanying balance sheet of AGR Tools, Inc. (formerly Laburnum Ventures Inc.) (An Exploration Stage Company) as of October 31, 2009, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and accumulated from November 1, 2008 to October 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2009, and the results of its operations and its cash flows for the year then ended and accumulated from November 1, 2008 to October 31, 2009, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Saturna Group Chartered Accountants LLP
Saturna Group Chartered Accountants LLP

Vancouver, Canada

February 10, 2010

AGR Tools, Inc.
(formerly Laburnum Ventures Inc.)
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	October 31, 2009 $	October 31, 2008 $

ASSETS

Current Assets

Cash	–	451

Total Assets	–	451

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	17	–
Accounts payable	77,236	22,890
Due to related party (Note 3)	154,642	106,304

Total Liabilities	231,895	129,194

Nature of Operations and Continuance of Business (Note 1)
Commitment (Note 5)

Stockholders’ Deficit

Preferred Stock Authorized: 100,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil	–	–

Common Stock Authorized: 100,000,000 common shares, with a par value of $0.001 Issued and outstanding: 60,000,000 shares	60,000	60,000

Additional paid-in capital	15,000	15,000

Other comprehensive loss	(738)	(738)

Accumulated deficit during the exploration stage	(306,157)	(203,005)

Total Stockholders’ Deficit	(231,895)	(128,743)

Total Liabilities and Stockholders’ Deficit	–	451

(The accompanying notes are an integral part of these financial statements)

AGR Tools, Inc.
(formerly Laburnum Ventures Inc.)
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)

	Year Ended October 31, 2009 $	YearEnded October 31, 2008 $	Accumulated from March 11, 2004 (Date of Inception) to October 31, 2009 $

Revenue	–	–	–

Expenses

Consulting	25,567	–	25,567
General and administrative (Note 3(a))	9,654	12,290	62,257
Mineral property and exploration costs	–	–	16,898
Professional fees	67,931	46,158	201,435

Total Expenses	103,152	58,448	306,157

Net Loss for the Period	(103,152)	(58,448)	(306,157)

Other Comprehensive Loss

Foreign currency translation adjustments	–	–	(738)

Net Comprehensive Loss for the Period	(103,152)	(58,448)	(306,895)

Net Loss Per Share – Basic and Diluted	–	–

Weighted Average Shares Outstanding	60,000,000	60,000,000

(The accompanying notes are an integral part of these financial statements)

AGR Tools, Inc.
(formerly Laburnum Ventures Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

	Year Ended October 31, 2009 $	Year Ended October 31, 2008 $	Accumulated from March 11, 2004 (Date of Inception) to October 31, 2009 $

Operating Activities

Net loss for the period	(103,152)	(58,448)	(306,157)

Changes in operating assets and liabilities:

Accounts payable	54,346	7,797	101,955

Net Cash Used In Operating Activities	(48,806)	(50,651)	(204,202)

Financing Activities

Bank indebtedness	17	(1,392)	17
Due to related party	48,338	52,494	129,923
Proceeds from issuance of common shares	–	–	3,200
Share subscriptions received	–	–	71,800

Net Cash Provided By Financing Activities	48,355	51,102	204,940

Effect of Exchange Rate Changes on Cash	–	–	(738)

Increase (Decrease) in Cash	(451)	451	–

Cash – Beginning of Period	451	–	–

Cash – End of Period	–	451	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

AGR Tools, Inc.
(formerly Laburnum Ventures Inc.)
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From the period March 11, 2004 (Date of Inception) to October 31, 2009
(expressed in U.S. dollars)

	Common Stock
	Shares #	Amount $	Additional Paid-In Capital $	Common Stock Subscribed $	Accumulated Other Comprehensive Loss $	Deficit Accumulated During the Development Stage $	Total $

Balance – March 11, 2004 (Date of Inception)	–	–	–	–	–	–	–

Issuance of common stock for cash at $0.0002 per share	25,000,000	25,000	(20,000)	–	–	–	5,000

Foreign currency translation	–	–	–	–	(527)	–	(527)

Net loss for the period	–	–	–	–	–	(15,943)	(15,943)

Balance – October 31, 2004	25,000,000	25,000	(20,000)	–	(527)	(15,943)	(11,470)

Share subscriptions	–	–	–	66,800	–	–	66,800

Foreign currency translation	–	–	–	–	(211)	–	(211)

Net loss for the year	–	–		–	–	(15,151)	(15,151)

Balance – October 31, 2005	25,000,000	25,000	(20,000)	68,800	(738)	(31,094)	39,968

Issuance of common stock for cash at $0.002 per share	35,000,000	35,000	35,000	(66,800)	–	–	3,200

Net loss for the year	–	–	–	–	–	(76,814)	(76,814)

Balance – October 31, 2006	60,000,000	60,000	15,000	–	(738)	(107,908)	(33,646)

Net loss for the year	–	–	–	–	–	(36,649)	(36,649)

Balance – October 31, 2007	60,000,000	60,000	15,000	–	(738)	(144,557)	(70,295)

Net loss for the year	–	–	–	–	–	(58,448)	(58,448)

Balance – October 31, 2008	60,000,000	60,000	15,000	–	(738)	(203,005)	(128,743)

Net loss for the year	–	–	–	–	–	(103,152)	(103,152)

Balance – October 31, 2009	60,000,000	60,000	15,000	–	(738)	(306,157)	(231,895)

(The accompanying notes are an integral part of these financial statements)

AGR Tools, Inc.
(formerly Laburnum Ventures Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

1. Nature of Operations and Continuance of Business

Laburnum Ventures Inc. (the “Company”) was incorporated in the State of Nevada on March 11, 2004. On June 22, 2004, the Company acquired a 100% interest in five mineral claims located in the Similkameen Mining Division in British Columbia, Canada. In 2007 the Company abandoned these mineral claims. On September 10, 2009, the Company changed its name to AGR Tools, Inc. The Company is an exploration stage company, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As at October 31, 2009, the Company had a working capital deficit of $231,895 and an accumulated deficit of $306,157. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is October 31.

b) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d) Loss per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

AGR Tools, Inc.
(formerly Laburnum Ventures Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.Summary of Significant Accounting Policies (continued)

e) Financial Instruments

Pursuant to ASC 820, “Fair Value Measurements and Disclosures”, and ASC 825, “Financial Instruments”, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, accounts payable, and amount due to related party. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

f) Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the years ended October 31, 2009 and 2008, the Company did not have any items representing other comprehensive income/loss.

g) Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, “Foreign Currency Matters”, using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars.

h) Mineral Properties

The Company has been in the exploration stage since its formation on March 11, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment under ASC 930, “Extractive Activities – Mining”, at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

AGR Tools, Inc.
(formerly Laburnum Ventures Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.Summary of Significant Accounting Policies (continued)

i) Asset Retirement Obligations

The Company follows the provisions of ASC 410, “Asset Retirement and Environmental Obligations”, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

j) Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company files federal income tax returns in the U.S. The Company may be subject to a reassessment of federal taxes by U.S. tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of the U.S. have not audited any of the Company’s income tax returns.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended October 31, 2009 and 2008, there were no charges for interest or penalties.

k) Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In January 2010, the FASB issued an amendment to ASC 505, “Equity”, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

AGR Tools, Inc.
(formerly Laburnum Ventures Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2. Summary of Significant Accounting Policies (continued)

k) Recent Accounting Pronouncements (continued)

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles”, as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

In May 2009, the FASB issued ASC 855, “Subsequent Events”, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Related Party Transactions

a) During the year ended October 31, 2009, the Company incurred management fees of $1,500 and rent of $750 to the President of the Company. During the year ended October 31, 2009, the Company incurred management fees of $4,500 and rent of $2,250 to the former President of the Company.

b)  As at October 31, 2009, the Company owed $136,165 (2008 - $106,304) to the former President of the Company for management fees and financing of day-to-day expenditures incurred on behalf of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

c)  As at October 31, 2009, the Company owed $18,477 (2008 - $nil) to the President of the Company for management fees and financing of day-to-day expenditures incurred on behalf of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

AGR Tools, Inc.
(formerly Laburnum Ventures Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

4. Common Stock

On March 17, 2008, the Company effected a forward split of its common stock at a ratio of five new shares for every one existing share of the issued and outstanding common stock. No change was made to the number of authorized shares or the par value. The effect of the forward stock split was applied on a retroactive basis.

5. Commitment

On July 21, 2009, the Company entered into a share exchange agreement (the “Original Share Exchange Agreement”) with AGR Stone & Tools USA, Inc., a Texas company (“AGR”). Pursuant to the terms of the Original Share Exchange Agreement, the Company and AGR agreed to engage in a share exchange which, if completed, would result in AGR becoming a wholly owned subsidiary of the Company subject to certain conditions and factors leading up to the final merger agreement.

On October 29, 2009, pursuant to the terms of the Original Share Exchange Agreement, the Company and AGR mutually agreed to terminate the Original Share Exchange Agreement and enter into a new share exchange agreement (the “New Share Exchange Agreement”) of which the following terms and conditions are required prior to the final merger agreement:

Pre-Merger Conditions

1)  AGR will have delivered to the Company audited financial statements for its last two fiscal years and any applicable interim period ended no more than 35 days before the closing of the New Share Exchange Agreement, prepared in accordance with accounting principles generally accepted in the United States and audited by an independent auditor registered with the Public Company Accounting Oversight Board in the United States (to be completed);
2)  AGR will receive approval for the share exchange from holders of at least 2/3rds of its voting securities pursuant to the Texas Business Corporation Act (completed); and
3)  The Company and AGR will be reasonably satisfied with their respective due diligence investigation of each other (completed).

Merger Conditions

1)  The Company will issue 46,186,516 common shares to the current shareholders of AGR in exchange for 48,186,516 issued and outstanding common shares of AGR. AGR is prohibited from having more than 48,186,516 common shares at the final merger agreement date, and the Company agrees to cancel all issued and outstanding common shares of AGR upon acquisition;
2)  The former President of the Company will surrender and cancel 25,000,000 issued and outstanding common shares;
3)  AGR will file all required documentation with the Texas Secretary of State to effect the share exchange; and
4)  The Company’s current director, will resign and AGR will appoint a new director to fill the resulting vacancy.

As at October 31, 2009, all of the pre-merger conditions have yet to be completed. Therefore, the final merger agreement has not been signed.

AGR Tools, Inc.
(formerly Laburnum Ventures Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

6. Income Taxes

The income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 34% to net loss before income taxes for the years ended October 31, 2009 and 2008 as a result of the following:

	2009 $	2008 $

Net loss before income taxes	(103,152)	(58,448)
Statutory rate	34%	34%

Expected tax recovery	(35,000)	(20,000)
Change in valuation allowance	35,000	20,000

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at October 31, 2009 and 2008, after applying enacted corporate income tax rates, are as follows:

	2009 $	2008 $

Net operating losses carried forward	104,000	69,000
Valuation allowance	(104,000)	(69,000)

Net deferred tax asset	–	–

As at October 31, 2009, the Company has approximately $306,000 of net operating losses carried forward which expire commencing in 2024.

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

7. Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent event through to February 11, 2010, the date the financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Not applicable.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, and the material weaknesses outlined in our Management Report on Internal Control Over Financial Reporting, our management concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was not accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of October 31, 2009, we determined that there were control deficiencies that constituted material weaknesses, as described below.

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. We did not establish an audit committee until September 30, 2009. We do not have a formal policy on fraud.

2.	Management override of existing controls is possible given our small size and lack of personnel.

3.
We do not have a system in place to review and monitor internal control over financial reporting. We maintain an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Management is currently evaluating remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, we concluded that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm due to temporary rules of the SEC that permit us to provide only the conclusions to management’s report in this annual report.

Changes in Internal Control

During the fiscal year ended October 31, 2009 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our executive officers and directors as of February 16, 2010.

Name	Age	Position
George M. Rock Rutherford	65	President, Chief Executive Officer
Michael Killman	64	Chief Financial Officer, Principal Accounting Officer
John Kuykendall	67	Secretary, Treasurer
Michael Todd Rutherford	39	Vice President of Information Technology
David Chapman	55	Director

Our current directors will serve as such until our next annual shareholder meeting or until their successors are elected who accept the position. Our current executive officers hold their positions at the will of our Board of Directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

George M. Rock Rutherford – President, Chief Executive Officer

George M. Rock Rutherford has been our President and Chief Executive Officer since August 7, 2009.

Mr. Rutherford has been an international trader and business consultant specializing in the Chinese market since 1983. He has been living and conducting business in Asia for more than thirty five years and was involved in the first trade fair held in Beijing through the offices of the United Nations in 1985. Mr. Rutherford is currently an advisor to the World Import/Export Bank for the development of American manufacturing and export of American made products into China. He also works with the U.S. State Department in advising American development with the commerce sections of the U.S. Embassies in mainland China.

From 1994 to 2001, Mr. Rutherford was the Chief Executive Officer and Managing Director of CPR Ltd. and was responsible for all of its mining and commodities operations in Asian and East Africa. From 2001 to the present, Mr. Rutherford has served as the Chief Executive Officer and Managing Director for AGR Stone & Tools USA, Inc.

Michael Killman – Chief Financial Officer, Principal Accounting Officer

Michael Killman has been our Chief Executive Officer and Principal Accounting Officer since August 7, 2009.

Mr. Killman received his B.B.A. and M.S. from Texas Tech University and has been a Certified Public Accountant in the State of Texas since 1972. He was employed as an audit manager with Arthur Anderson for five years before moving to Peat, Marwick, Mitchell & Co. in Midland, Texas to become the Audit Manager in charge of the firm’s financial institution practice. In 1983, he became the Chief Financial Officer for First West Financial Corporation, a bank holding company, and since 1987 he has been the President of Killman, Murrell & Co., P.C. in Odessa, Texas, a firm which has acted for publicly traded clients since 1989. In this role, Mr. Killman is responsible for the firm’s audit activity. He is also an active instructor for the Center for Professional Advancement, Inc. seminar “SEC Reporting 101”.

John Kuykendall – Secretary, Treasurer

John Kuykendall has been our Secretary and Treasurer since August 7, 2009.

Mr. Kuykendall is one of the founders of AGR Stone & Tools USA, Inc., a company he began in 2001 and with whom he is presently engaged. He is currently serving as its Secretary and Treasurer and is responsible for all of its financial functions. Mr. Kuykendall received a B.B.A. degree from Southern Methodist University and is licensed as a Certified Public Accountant in the State of Texas. Earlier in his career, he was the part owner and Chief Financial Officer of Home Furniture Company, one of the larger retail furniture chains in the Southwest.  Since 1986 he has acted as the principal of John D. Kuykendall, CPA, LLC, a position he continues to occupy. He has been practicing as a Certified Public Accountant for the last twenty years and has clients based in Austin, San Antonio and Houston.

Michael Todd Rutherford – Vice President of Information Technology

Michael Todd Rutherford has been our Vice President of Information Technology since August 7, 2009.

Mr. Rutherford is an information technology professional with management experience in a broad array of industries spanning the past 17 years. He has served numerous systems management functions on Department of Defense research projects and clients such as Bank of America and Fleet Mortgage. He has served as IT Director for several commodities companies located in the EU and Far East.  He has helped coordinate multi-million dollar expansions and upgrades of corporate data centers including the implementation of cutting-edge server virtualization technology that has resulted in significant cost savings and expanded technological flexibility for these facilities.

From 2001 to the present, Mr. Rutherford has been working with Memorial Hospitals as a Systems Manager in charge of all technology systems including voice and data networks for multiple facilities. From 2006 to the present he has also been working as Vice President of Information Technology with AGR Stone & Tools USA, Inc. He has been responsible for the strategy and implementation of all network and computer systems for the enterprise involving all aspects of information technologies research including hardware, software and services specification.

David Chapman – Director

David Chapman has been our Director since September 2, 2009.

Mr. Chapman has been a mortgage broker for Aris Mortgage Corp., a company that of which he is also the owner, since September 2005. From September 1999 to August 2005, he acted in a sales capacity for Kildare Sign Service & Installation Ltd., a sign manufacturing company located in Kelowna, British Columbia, Canada. Mr. Chapman received his mortgage broker license in 2005 and his a real estate broker license in 1979, having graduated from programs for both at the University of British Columbia.

Mr. Chapman does not currently serve as a director of any other public company or any company registered as an investment company.

Significant Employees

There are no individuals other than our executive officers who make a significant contribution to our business.

Family Relationships

George M. Rock Rutherford, our President and Chief Executive Officer, is the father of Michael Todd Rutherford, our Vice President of Information Technology. Other than that, there are no family relationships among our directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

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

•
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been subsequently reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent (10%) of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended October 31, 2009 our directors, executive officers and ten percent (10%) stockholders complied with all applicable filing requirements.

Code of Ethics

We have not yet adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.

Audit Committee

On September 30, 2009 we established an audit committee and directed the audit committee to carry out its duties in accordance with a charter. Because we do not have a website, a current copy of our audit committee charter is not yet available to our security holders on our website, but we plan to make the charter available once we have closed the proposed share exchange transaction with AGR Stone & Tools USA, Inc. and adopted its website as our own. David Chapman, our Director, is the sole member of our audit committee.

Our audit committee has:

•	reviewed and discussed our audited financial statements with management;

•	recommended to our Board of Directors that the audited financial statements be included this annual report on Form 10-K;

•
discussed with our independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU section 380), as adopted by the Public Company Accounting Oversight Board (the “PCAOB”) in Rule 3200T; and

•
received the written disclosures and the letter from the independent accountant required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the audit committee concerning independence, and discussed with the independent accountant the independent accountant's independence.

Our Board has determined that we do not have an audit committee financial expert on our Board carrying out the duties of the audit committee. The Board has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having an audit committee financial expert on the Board.

Director Nominees

We do not have a nominating committee. Our Board of Directors selects individuals to stand for election as members of the Board. Since the Board of Directors does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, not less than 90 days prior to the next annual meeting of the Board of Directors at which the slate of Board nominees is adopted, the Board will accept written submissions of proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of security holders. If the proposed nominee is not the same person as the stockholder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to security holders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from any candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Item 11.  Executive Compensation

The following table sets forth, as of October 31, 2009, the total annual compensation awarded to, earned by or paid to our Chief Executive Officer and our Chief Financial Officer during the last two completed fiscal years. No other executive officer received total compensation in excess of $100,000 during either of our last two completed fiscal years.

Name and Principal Position	Year	Salary ($)	Total ($)
Thomas Brown (2)	2009	4,500 (3)	4,000 (3)
	2008	6,000 (3)	6,000 (3)
George M. Rock Rutherford (4)	2009	1,500 (3)	1,500 (3)

(1)
We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

(2)
Mr. Brown was our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer from March 11, 2004 to August 7, 2009, and our Director from March 11, 2004 to September 2, 2009.

(3)	Consists of a monthly fee of $500 for management services.

(4)	Mr. Rutherford has been our President and Chief Executive Officer since August 7, 2009.

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

Compensation Committee

We currently do not have a compensation committee of the Board of Directors or a committee performing a similar function. It is the view of the Board that it is appropriate for us not to have such a committee because of our size and because the Board as a whole determines executive compensation.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered during the fiscal year ended October 31, 2009.

We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. The Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for services as a director, including committee participation and/or special assignments.

Change of Control

As of February 16, 2010 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We do not have any compensation plans or individual compensation arrangements under which our securities are authorized for issuance to either employees or non-employees.

The following table sets forth the ownership, as of February 16, 2010, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of February 16, 2010, there were 60,000,000 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	George M. Rock Rutherford (1) 238 Lakeview Circle Montgomery, Texas 77356	0	0
Common Stock	Michael Killman (2) 3217 Blossom Lane Odessa, Texas 79762	0	0
Common Stock	John Kuykendall (3) 100 Lido Circle Lakeway, Texas 78734	0	0
Common Stock	Michael Todd Rutherford (4) 101 Canterbury Drive Montgomery, Texas 77356	0	0
Common Stock	David Chapman (5) 3945 East Kelowna Road Kelowna, British Columbia Canada V1W 4H2	0	0
	All Officers and Directors as a Group	0	0
Common Stock	Thomas Brown (6) 404 – 1155 Mainland Street Vancouver, British Columbia Canada V6B 5P2	25,000,000	25,000,000

(1)	Mr. Rutherford is our President and Chief Executive Officer.

(2)	Mr. Killman is our Chief Financial Officer and Principal Accounting Officer.

(3)	Mr. Kuykendall is our Secretary and Treasurer.

(4)	Mr. Rutherford is our Vice President of Information Technology.

(5)	Mr. Chapman is our Director.

(6)	Mr. Brown is our former President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the fiscal year ended October 31, 2009 we incurred a total of $1,500 (2008 – $nil) for management services at $500 per month provided by George M. Rock Rutherford, our President and Chief Executive Officer, and a total of $750 (2008 – $nil) for rent at $250 per month provided by Mr. Rutherford.

During the fiscal year ended October 31, 2009 we incurred a total of $4,500 (2008 - $6,000) for management services at $500 per month provided by Thomas Brown, our former President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director, and a total of $2,250 (2008 - $3,000) for rent at $250 per month provided by Mr. Brown.
At October 31, 2009 we owed Thomas Brown, our former sole officer and director, $136,165 (2008 – $106,304) for management fees and the financing of day-to-day expenditures on our behalf. This amount is unsecured, non-interest bearing and due on demand.

At October 31, 2009 we owed George M. Rock Rutherford, our President and Chief Executive Officer, $18,477 (2008 – $nil) for management fees, rent and the financing of day-to-day expenditures on our behalf. This amount is unsecured, non-interest bearing and due on demand.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Director Independence

The OTC Bulletin Board on which our common stock is quoted on does not have any director independence requirements. We also do not have a definition of independence as our two directors occupy management positions as our executive officers. Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Item 14.  Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors in connection with the audit of our financial statements for the years ended October 31, 2009 and 2008, and any other fees billed for services rendered by our auditors during these periods.

Saturna Group Chartered Accountants LLP
Period from November 1, 2008 to October 31, 2009

Audit fees	$9,100
Audit-related fees	$0
Tax fees	$0
All other fees	$0
Total	$9,100

BDO Dunwoody LLP
Period from November 1, 2007 to October 31, 2008

Audit fees	$19,703
Audit-related fees	$0
Tax fees	$0
All other fees	$0
Total	$19,703

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended October 31, 2009.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See the “Index to Consolidated Financial Statements” set forth on page F-1.

(a)(2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or the notes related thereto.

Exhibit Number	Exhibit Description
3.1	Articles of Merger and Plan of Merger filed with the Nevada Secretary of State on September 15, 2009 (1)
10.1	Letter of Intent with AGR Stone & Tools USA, Inc. dated June 4, 2009 (2)
10.2	Consulting Agreement with Fenco Communications Inc. dated June 18, 2009 (3)
10.3	Share Exchange Agreement with AGR Stone & Tools USA, Inc. dated July 21, 2009 (4)
10.4	Share Exchange Agreement with AGR Stone & Tools USA, Inc. dated October 29, 2009 (5)
31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Included as an exhibit to our current report on Form 8-K filed on September 16, 2009.

(2) Included as an exhibit to our current report on Form 8-K filed on June 9, 2009.

(3) Included as an exhibit to our current report on Form 8-K filed on June 23, 2009.

(4) Included as an exhibit to our current report on Form 8-K filed on July 27, 2009.

(5) Included as an exhibit to our current report on Form 8-K filed on November 2, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 2010	Double Halo Resources Inc.

	By:	/s/ George M. Rock Rutherford
George M. Rock Rutherford
President, Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ George M. Rock Rutherford	President, Chief Executive Officer	February 16, 2010
George M. Rock Rutherford

/s/ Michael Killman	Chief Financial Officer, Principal Accounting Officer	February 16, 2010
Michael Killman

/s/ John Kuykendall	Secretary, Treasurer	February 16, 2010
John Kuykendall

/s/ Michael Todd Rutherford	Vice President of Information Technology	February 16, 2010
Michael Todd Rutherford

/s/ David Chapman	Director	February 16, 2010
David Chapman