Form 10-K/A
period 2009-10-31
AGR TOOLS, INC.
filed 2010-02-26
CIK 1352858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

/s/ Saturna Group Chartered Accountants LLP
Saturna Group Chartered Accountants LLP

Vancouver, Canada

February 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
AGR Tools, Inc.
(formerly Laburnum Ventures Inc.)
(A Pre-exploration Stage Company)

We have audited the accompanying balance sheet of AGR Tools, Inc. (formerly Laburnum Ventures Inc.) (the “Company”, a Pre-exploration Stage Company), as of October 31, 2008 and the related statements of operations, cash flows and stockholders' equity (deficit) for the year then ended and for the period from March 11, 2004 (Date of Inception) to October 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of AGR Tools, Inc. (A Pre-exploration Stage Company) as of October 31, 2008 and the results of its operations and its cash flows for the year then ended and for the period from March 11, 2004 (Date of Inception) to October 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company was in the pre-exploration stage, has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.  These factors, along with other matters as set forth in Note 1, raised substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

7. Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events through to February 16, 2010, the date the financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On February 26, 2009, we formally informed BDO Dunwoody LLP (“BDO”) of their dismissal as our independent registered public accountant and retained Saturna Group Chartered Accountants LLP ("Saturna") as our sole principal independent registered accountant. The decision to change auditors was approved by our Board of Directors on February 26, 2009.

During our fiscal years ended October 31, 2008 and 2007, and through February 26, 2009, neither we nor anyone on our behalf consulted with Saturna regarding any of the following:

(i)
either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report nor oral advice was provided to us that Saturna concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue; or

(ii)
any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

The reports of BDO regarding our financial statements for the fiscal years ended October 31, 2008 and 2007 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except to indicate that there was substantial doubt about our ability to continue as a going concern.

During the fiscal years ended October 31, 2008 and 2007 and through February 26, 2009 there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of BDO, would have caused it to make reference thereto in its reports on the financial statements for such years.

During the fiscal years ended October 31, 2008 and 2007 and through February 26, 2009, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), except that our Board of Directors discussed with BDO the existence of material weaknesses in our internal control over financial reporting, as more fully described in our annual report on Form 10-K for the year ended October 31, 2008, filed on February 13, 2009 with the Securities and Exchange Commission (the "SEC").

We requested that BDO furnish us with a letter addressed to the SEC stating whether or not it agreed with the above statements and, if it did not agree, the respects in which it did not agree. A copy of the letter, dated March 11, 2009, was filed as Exhibit 16.1 to our amended current report on Form 8-K/A filed with the SEC on March 12, 2009.

Item 9A. Controls and Procedures

Not applicable.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the  SEC , and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: February 26, 2010	AGR Tools, Inc.

	By:	/s/ George M. Rock Rutherford
George M. Rock Rutherford
President, Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ George M. Rock Rutherford	President, Chief Executive Officer	February 26, 2010
George M. Rock Rutherford

/s/ Michael Killman	Chief Financial Officer, Principal Accounting Officer	February 26, 2010
Michael Killman

/s/ John Kuykendall	Secretary, Treasurer	February 26, 2010
John Kuykendall

/s/ Michael Todd Rutherford	Vice President of Information Technology	February 26, 2010
Michael Todd Rutherford

/s/ David Chapman	Director	February 26, 2010
David Chapman