Form 10-Q
period 2010-01-31
AGR TOOLS, INC.
filed 2010-03-17
CIK 1352858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

or

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

(250) 826-4101
(Registrant’s telephone number, including area code)

_____________________________________________________
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 17, 2010 the registrant’s outstanding common stock consisted of 60,000,000 shares. However, upon the closing of the proposed share exchange transaction with AGR Stone & Tools USA, Inc., the registrant will have 81,186,156 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of AGR Tools, Inc. (formerly Laburnum Ventures Inc.) (“we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

AGR Tools, Inc.
(formerly Laburnum Ventures Inc.)
(An Exploration Stage Company)

January 31, 2010

AGR Tools, Inc.
(formerly Laburnum Ventures Inc.)
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	January 31, 2010 $ (unaudited)	October 31, 2009 $

ASSETS

Current Assets

Cash	4	–

Total Assets	4	–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	–	17
Accounts payable	15,420	77,236
Accrued liabilities	6,173	–
Due to related party (Note 3)	273,363	154,642

Total Liabilities	294,956	231,895

Nature of Operations and Continuance of Business (Note 1)
Commitment (Note 5)

Stockholders’ Deficit

Preferred Stock Authorized: 100,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil	–	–

Common Stock Authorized: 100,000,000 common shares, with a par value of $0.001 Issued and outstanding: 60,000,000 shares	60,000	60,000

Additional paid-in capital	15,000	15,000

Other comprehensive loss	(738)	(738)

Accumulated deficit during the exploration stage	(369,214)	(306,157)

Total Stockholders’ Deficit	(294,952)	(231,895)

Total Liabilities and Stockholders’ Deficit	4	–

AGR Tools, Inc.
(formerly Laburnum Ventures Inc.)
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	For the three months ended January 31, 2010 $	For the three months ended January 31, 2009 $	Accumulated from March 11, 2004 (Date of Inception) to January 31, 2010 $

Revenue	–	–	–

Expenses

Consulting	14,973	–	40,540
General and administrative	24,943	2,315	87,200
Mineral property and exploration costs	–	–	16,898
Professional fees	23,141	23,465	224,576

Total Expenses	63,057	25,780	369,214

Net Loss for the Period	(63,057)	(25,780)	(369,214)

Other Comprehensive Loss

Foreign currency translation adjustments	–	–	(738)

Net Comprehensive Loss for the Period	(63,057)	(25,780)	(369,952)

Net Loss Per Share – Basic and Diluted	–	–

Weighted Average Shares Outstanding	60,000,000	60,000,000

AGR Tools, Inc.
(formerly Laburnum Ventures Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

	For the three months ended January 31, 2010 $	For the three months ended January 31, 2009 $	Accumulated from March 11, 2004 (Date of Inception) to January 31, 2010 $

Operating Activities

Net loss for the period	(63,057)	(25,780)	(369,214)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	(55,643)	17,262	21,593

Net Cash Used In Operating Activities	(118,700)	(8,518)	(347,621)

Financing Activities

Bank indebtedness	(17)	5,817	–
Due to related party	118,721	2,250	273,363
Proceeds from issuance of common shares	–	–	3,200
Share subscriptions received	–	–	71,800

Net Cash Provided By Financing Activities	118,704	8,067	348,363

Effect of Exchange Rate Changes on Cash	–	–	(738)

Increase (Decrease) in Cash	4	(451)	4

Cash – Beginning of Period	–	451	–

Cash – End of Period	4	–	4

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As at January 31, 2010, the Company had a working capital deficit of $294,952 and an accumulated deficit of $369,214. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is October 31.

b) Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended October 31, 2009.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at January 31, 2010, and the results of its operations and cash flows for the three month period ended January 31, 2010 and 2009. The results of operations for the period ended January 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

d) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

AGR Tools, Inc.
(formerly Laburnum Ventures Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2. Summary of Significant Accounting Policies (continued)

e) Loss per Share

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

The Company’s financial instruments consist principally of cash, accounts payable, and amount due to related party. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

g) Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the periods ended January 31, 2010 and October 31, 2009, the Company did not have any items representing other comprehensive income/loss.

h) Foreign Currency Translation

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

j) Asset Retirement Obligations

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

l) Comparative Figures

Certain comparative figures have been reclassified in order to conform to the current year’s financial statement presentation.

3. Related Party Transactions

a)
As at January 31, 2010, the Company owed $148,666 (2009 - $136,165) to the former President of the Company for management fees and financing of day-to-day expenditures incurred on behalf of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

b)
As at January 31, 2010, the Company owed $124,697 (2009 - $18,477) to the President of the Company for management fees and financing of day-to-day expenditures incurred on behalf of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

4. Commitment

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

4. Commitment (continued)

Merger Conditions

1)
The Company will issue 46,186,516 common shares to the current shareholders of AGR in exchange for 48,186,516 issued and outstanding common shares of AGR. AGR is prohibited from having more than 48,186,516 common shares at the final merger agreement date, and the Company agrees to cancel all issued and outstanding common shares of AGR upon acquisition;

2)	The former President of the Company will surrender and cancel 25,000,000 issued and outstanding common shares;

3)	AGR will file all required documentation with the Texas Secretary of State to effect the share exchange; and

4)	The Company’s current director will resign and AGR will appoint a new director to fill the resulting vacancy.

As at January 31, 2010, all of the pre-merger conditions have yet to be completed. Therefore, the final merger agreement has not been signed.

5.      Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent event through to March 16, 2010, the date the financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

AGR subjects all of the products it manufactures and distributes to strict development standards. It field tests these products by using them in construction, building and demolition projects, and also tests them alongside the products of its competitors both in the field and in the laboratory. All of AGR’s products are accompanied by a warranty against defects in workmanship.

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

Results of Operations

Results of Operations for the Three Months Ended January 31, 2010

For the three months ended January 31, 2010 we did not generate any revenues and we incurred a net loss of $63,057, compared to a net loss of $25,780 for the same period in 2009.

Our total expenses for the three months ended January 31, 2010 were $63,057, compared to total expenses of $25,780 for the same period in 2009, for a net increase of approximately 144%. Our total expenses for the three months ended January 31, 2010 consisted of $14,973 in consulting fees, $23,141 in professional fees and $24,943 in general and administrative expenses, whereas our total expenses for the same period in 2009 consisted of $23,465 in professional fees and $2,315 in general and administrative expenses. Our general and administrative expenses consist primarily of transfer agent fees and general office expenses. Our professional fees include legal, accounting and auditing fees.
Results of Operations for the Period from March 11, 2004 (Date of Inception) to January 31, 2010

From our inception on March 11, 2004 to January 31, 2010 we did not generate any revenues and we incurred a net loss of $369,952.

From our inception on March 11, 2004 to January 31, 2010 we incurred total expenses of $369,214, including $40,540 in consulting fees, $224,576 in professional fees, $16,898 in mineral property and exploration costs and $87,200 in general and administrative expenses. From our inception on March 11, 2004 to January 31, 2010 we also incurred $738 in foreign currency translation adjustments.

Liquidity and Capital Resources

We have limited operational history. As of January 31, 2010 we had $4 in cash and total assets, $294,956 in total liabilities and a working capital deficit of $294,952. As of January 31, 2010 we had an accumulated deficit of $369,214.

We are dependent on funds raised through equity financing and proceeds from related parties. Our net loss of $369,214 from our inception on March 11, 2004 to January 31, 2010 was funded primarily by such financing and proceeds. Since our inception on March 11, 2004 we have raised gross proceeds of $75,000 in cash from the sale of our common stock.

During the three months ended January 31, 2010 we spent $118,700 on operating activities, compared to $8,518 during the same period in 2009. From our inception on March 11, 2004 to January 31, 2010 we spent $347,621 on operating activities. The increase in our expenditures on operating activities during the three months ended January 31, 2010 was primarily due to increases in our net loss for the period and our accounts payable.

During the three months ended January 31, 2010 we received $118,704 from financing activities, including $118,721 in proceeds from related parties less $17 in bank indebtedness. During the three months ended January 31, 2009 we received $8,067 from financing activities, including $2,250 in proceeds from related parties and $5,817 in bank indebtedness. From our inception on March 11, 2004 to January 31, 2010 we received $348,363 from financing activities, including $273,363 in proceeds from related parties, $3,200 in proceeds from the issuance of our common stock and $71,800 in subscriptions for our common stock. The increase in our receipts from financing activities during the three months ended January 31, 2010 was primarily due to an increase in our proceeds from related parties.

From our inception on March 11, 2004 to January 31, 2010 we also experienced a loss of $738 in connection with foreign exchange translation.

Our increase in cash for the three months ended January, 31 2010 was $4 due to a combination of our operating and financing activities.

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

Going Concern

Our financial statements for the three months ended January 31, 2010 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Inflation

The amounts presented in our financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Not applicable.

Item 4T. Controls and Procedures

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

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our management concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was not accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the three months ended January 31, 2010 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGR Tools, Inc.
(Registrant)

Date: March 17, 2010	/s/ George M. Rock Rutherford
George M. Rock Rutherford
President, Chief Executive Officer