Form 10-Q
period 2010-04-30
AGR TOOLS, INC.
filed 2010-06-22
CIK 1352858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number: 000-52043

AGR Tools, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0480810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Lido Circle, Suite C-1
Lakeway, TX 78724
(Address of principal executive offices)

936-539-5744
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 21, 2010 the registrant’s outstanding common stock consisted of 81,186,516 shares.

PART I - FINANCIAL INFORMATION

Explanatory Note

As disclosed in our current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on June 3, 2010, we completed a share exchange transaction with AGR Stone & Tools USA, Inc., a private Texas corporation (“AGR”), that resulted in AGR becoming our wholly owned subsidiary and our new operating business as of May 27, 2010.  The share exchange transaction was accounted for as a reverse acquisition and, going forward, our consolidated financial statements will be, in substance, those of AGR with our assets, liabilities, revenues and expenses included effective from the date of the closing of the share exchange transaction.

This quarterly report on Form 10-Q includes our unaudited interim financial statements for the period ended April 30, 2010, during which we were still a shell company, and does not include any financial information of AGR, our current operating business.

As used in this quarterly report, the terms "we", "us", "our" mean AGR Tools, Inc., unless otherwise indicated. All currency references in this report are to U.S. dollars unless otherwise noted.

Item 1. Financial Statements

AGR Tools, Inc.
(formerly Laburnum Ventures Inc.)
(An Exploration Stage Company)

April 30, 2010

Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

AGR Tools, Inc.
(formerly Laburnum Ventures Inc.)
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	April 30, 2010 $	October 31, 2009 $
	(unaudited)
ASSETS

Current Assets

Cash	–	–
Prepaid expense	7,854	–

Total Assets	7,854	–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	64	17
Accounts payable	23,655	77,236
Due to related parties (Note 3)	362,012	154,642

Total Liabilities	385,731	231,895

Nature of Operations and Continuance of Business (Note 1)
Commitment (Note 5)

Stockholders’ Deficit

Preferred Stock Authorized: 100,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil	–	–

Common Stock Authorized: 100,000,000 common shares, with a par value of $0.001 Issued and outstanding: 60,000,000 shares	60,000	60,000

Additional paid-in capital	15,000	15,000

Other comprehensive loss	(738)	(738)

Accumulated deficit during the exploration stage	(452,139)	(306,157)

Total Stockholders’ Deficit	(377,877)	(231,895)

Total Liabilities and Stockholders’ Deficit	7,854	–

(The accompanying notes are an integral part of these financial statements)

AGR Tools, Inc.
(formerly Laburnum Ventures Inc.)
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	For the three months ended April 30, 2010 $	For the three months ended April 30, 2009 $	For the six months ended April 30, 2010 $	For the six months ended April 30, 2009 $	Accumulated from March 11, 2004 (Date of Inception) to April 30, 2010 $

Revenue	–	–	–	–	–

Expenses

Consulting	–	–	14,973	–	40,540
General and administrative	43,829	3,551	68,772	5,866	131,029
Mineral property and exploration costs	–	–	–	–	16,898
Professional fees	39,096	10,221	62,237	33,686	263,672

Total Expenses	82,925	13,772	145,982	39,552	452,139

Net Loss for the Period	(82,925)	(13,772)	(145,982)	(39,552)	(452,139)

Other Comprehensive Loss

Foreign currency translation adjustments	–	–	–	–	(738)

Net Comprehensive Loss for the Period	(82,925)	(13,772)	(145,982)	(39,552)	(452,877)

Net Loss Per Share – Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	60,000,000	60,000,000	60,000,000	60,000,000

(The accompanying notes are an integral part of these financial statements)

AGR Tools, Inc.
(formerly Laburnum Ventures Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

	For the six months ended April 30, 2010 $	For the six months ended April 30, 2009 $	Accumulated from March 11, 2004 (Date of Inception) to April 30, 2010 $

Operating Activities

Net loss for the period	(145,982)	(39,552)	(452,139)

Changes in operating assets and liabilities:

Prepaid expense	(7,854)		(7,854)
Accounts payable and accrued liabilities	(53,581)	10,821	23,655

Net Cash Used In Operating Activities	(207,417)	(28,731)	(436,338)

Financing Activities

Bank indebtedness	47	–	64
Due to related party	207,370	28,280	362,012
Proceeds from issuance of common shares	–	–	3,200
Share subscriptions received	–	–	71,800

Net Cash Provided By Financing Activities	207,417	28,280	437,076

Effect of Exchange Rate Changes on Cash	–	–	(738)

Increase (Decrease) in Cash	–	(451)	–

Cash – Beginning of Period	–	451	–

Cash – End of Period	–	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As at April 30, 2010, the Company had a working capital deficit of $377,877 and an accumulated deficit of $452,139. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at April 30, 2010, and the results of its operations and cash flows for the three and six month period ended April 30, 2010 and 2009. The results of operations for the period ended April 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

The Company’s financial instruments consist principally of cash, accounts payable, and amount due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of its other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

g)	Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the periods ended April 30, 2010 and October 31, 2009, the Company did not have any items representing other comprehensive income/loss.

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

3.  Related Party Transactions

a)
As at April 30, 2010, the Company owed $148,666 (2009 - $136,165) to the former President of the Company for management fees and financing of day-to-day expenditures incurred on behalf of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

b)
As at April 30, 2010, the Company owed $213,346 (2009 - $18,477) to the President of the Company for management fees and financing of day-to-day expenditures incurred on behalf of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

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

AGR Tools, Inc.
(formerly Laburnum Ventures Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

4.  Commitment (continued)

Merger Conditions

1)
The Company will issue 46,186,516 common shares to the current shareholders of AGR in exchange for 46,186,516 issued and outstanding common shares of AGR. AGR is prohibited from having more than 46,186,516 common shares at the final merger agreement date, and the Company agrees to cancel all issued and outstanding common shares of AGR upon acquisition;

2)	The former President of the Company will surrender and cancel 25,000,000 issued and outstanding common shares;
3)	AGR will file all required documentation with the Texas Secretary of State to effect the share exchange; and
4)	The Company’s current director will resign and AGR will appoint a new director to fill the resulting vacancy.

As at April 30, 2010, all of the pre-merger conditions have yet to be completed. Therefore, the final merger agreement has not been signed.

5.  Subsequent Events

On May 27, 2010, the Company fulfilled all pre-merger conditions associated with the acquisition of AGR as disclosed in Note 4 and acquired 100% of the outstanding common shares of AGR in exchange for 46,186,516 common shares of the Company.  Furthermore, as part of the pre-merger conditions, the Company cancelled 25,000,000 common shares that were issued to the former President of the Company.  The acquisition has been treated as a reverse merger with AGR treated as the continuing reporting entity and acquirer for accounting purposes.

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

On July 21, 2009, we entered into a share exchange agreement (the “Original Share Exchange Agreement”) with AGR Stone & Tools USA, Inc., a private Texas corporation (“AGR”), and the shareholders of AGR.  Pursuant to the terms of the Original Share Exchange Agreement, we agreed to engage in a share exchange with AGR which, if completed, would result in AGR becoming our wholly owned subsidiary.

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

On October 29, 2009, pursuant to the terms of the Original Share Exchange Agreement, we mutually agreed to terminate the Original Share Exchange Agreement with AGR and its shareholders and enter into a new share exchange agreement with AGR (the “New Share Exchange Agreement”). The New Share Exchange Agreement provided that the share exchange between us and AGR would be carried out through a statutory process specified by Part 5 of the Texas Business Corporation Act in order to effect the transaction in a more efficient matter.

The closing of the transactions contemplated by the New Share Exchange Agreement occurred on May 27, 2010, at which time AGR became our wholly-owned operating subsidiary and we adopted the business of AGR. In connection with the closing, we issued 46,186,516 shares of our common stock to the shareholders of AGR and our former sole officer and director, Thomas Brown, cancelled 25,000,000 shares of our common stock held in his name.

We are now a Texas-based company in the business of contract manufacturing and selling tools and accessories to the construction, building, maintenance and demolition industries in the United States and Canada. We currently sell more than 700 products through our stocking dealer network. We also sell a number of our products through our website that we are currently building out. Our stocking dealer network currently consists of 22 dealers in 20 U.S. states and three dealers in two Canadian provinces. Our products include diamond-based blades, diamond drill bits, diamond cup wheels, resin polyesters, glues, inks, resin-based waterproof grinding stones and diamond polishing pads, all of which are manufactured in a number of different sizes.

Our products are manufactured in China on a contract basis. We subject all of the products we distribute to strict manufacturing standards. We field test these products by using them in construction, building and demolition projects, and also test them alongside the products of our competitors both in the field and in our testing facility. All of our products are accompanied by a warranty against defects in workmanship.

We currently focus on sales through our stocking dealers. We also sell a number of our products through our website, which are delivered to customers either through our storage centers or our stocking dealers. Our stocking dealers act as face-to-face contacts for our customers and provide support to one another by sharing order fulfillment with our storage centers. We train and provide training manuals to our stocking dealers and require each one to be familiar with at least 200 of our products during their initial training. We currently do not have brokers or commission sales representatives involved in the distribution of our products.

Results of Operations

For the Three Months Ended April 30, 2010 and 2009

For the three months ended April 30, 2010 we did not generate any revenues and we incurred a net loss of $82,925, compared to a net loss of $13,772 for the same period in 2009.

Our total expenses for the three months ended April 30, 2010 were $82,925, compared to total expenses of $13,772 for the same period in 2009, for a net increase of approximately 602%. Our total expenses for the three months ended April 30, 2010 consisted of $39,096 in professional fees and $43,829 in general and administrative expenses, whereas our total expenses for the same period in 2009 consisted of $10,221 in professional fees and $3,551 in general and administrative expenses. Our general and administrative expenses consist primarily of transfer agent fees and general office expenses. Our professional fees include legal, accounting and auditing fees.

For the Six Months Ended April 30, 2010 and 2009

For the six months ended April 30, 2010 we did not generate any revenues and we incurred a net loss of $145,982, compared to a net loss of $39,552 for the same period in 2009.

Our total expenses for the six months ended April 30, 2010 were $145,982, compared to total expenses of $39,552 for the same period in 2009, for a net increase of approximately 369%. Our total expenses for the six months ended April 30, 2010 consisted of $14,973 in consulting fees, $62,237 in professional fees and $68,772 in general and administrative expenses, whereas our total expenses for the same period in 2009 consisted of $33,686 in professional fees and $5,866 in general and administrative expenses.

For the Period from March 11, 2004 (Date of Inception) to April 30, 2010

From our inception on March 11, 2004 to April 30, 2010 we did not generate any revenues and we incurred a net loss of $452,139.

From our inception on March 11, 2004 to April 30, 2010 we incurred total expenses of $452,139, including $40,540 in consulting fees, $263,672 in professional fees, $16,898 in mineral property and exploration costs and $131,029 in general and administrative expenses. From our inception on March 11, 2004 to April 30, 2010 we also incurred $738 in foreign currency translation adjustments.

Liquidity and Capital Resources

We have limited operational history. As of April 30, 2010 we had $nil in cash, $7,854 in total assets, $385,731 in total liabilities and a working capital deficit of $377,877. As of April 30, 2010 we had an accumulated deficit of $452,139.

We are dependent on funds raised through equity financing and proceeds from related parties. Our net loss of $452,877 from our inception on March 11, 2004 to April 30, 2010 was funded primarily by such financing and proceeds. Since our inception on March 11, 2004 we have raised gross proceeds of $75,000 in cash from the sale of our common stock.

During the six months ended April 30, 2010 we spent $207,417 on operating activities, compared to $28,731 during the same period in 2009. From our inception on March 11, 2004 to April 30, 2010 we spent $436,338 on operating activities. The increase in our expenditures on operating activities during the six months ended April 30, 2010 was primarily due to increases in our net loss for the period and our accounts payable.

During the six months ended April 30, 2010 we received $207,417 from financing activities, including $207,370 in proceeds from related parties, compared to $28,280 during the same period in 2009, all of which was in the form of proceeds from related parties. From our inception on March 11, 2004 to April 30, 2010 we received $437,076 from financing activities, including $362,012 in proceeds from related parties, $3,200 in proceeds from the issuance of our common stock and $71,800 in subscriptions for our common stock. The increase in our receipts from financing activities during the six months ended April 30, 2010 was primarily due to an increase in our proceeds from related parties.

From our inception on March 11, 2004 to April 30, 2010 we also experienced a loss of $738 in connection with foreign exchange translation.

We did not experience an increase or decrease in cash for the six months ended April 30, 2010 due to our operating and financing activities.

Our plan of operations over the next 12 months is to (i) expand our dealer network throughout the Unites States and Canada, (ii) further develop our website and online sales, (iii) monitor the quality of our products and accessories, and (iv) increase our exposure to participants in the construction, building, maintenance and demolition industries. We expect we will require approximately $3,500,000 to pursue our plan of operations over this period.

We intend to raise the additional capital we require from the sale of our equity securities or loans from related parties. We do not believe we will be able to raise a material amount of funds from debt financing. There is no assurance that we will be able to raise the necessary financing from the sale of our securities or loans from related parties. If we are unable to raise sufficient funds to finance our operations our business may fail. In addition, if we are unable to raise the funds required to expand our operations, we may be required to significantly scale back our plans and our business could fail.

Going Concern

Our financial statements for the six months ended April 30, 2010 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Prior to the completion of the share exchange transaction with AGR, we had not generated any revenues, had achieved losses since our inception, and relied upon the sale of our common stock to fund our operations. If we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control

During the three months ended April 30, 2010 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AGR Tools, Inc.
(Registrant)

Date: June 21, 2010	/s/ George M. Rock Rutherford
George M. Rock Rutherford
President, Chief Executive Officer