Form 10-K
period 2010-06-30
AGR TOOLS, INC.
filed 2010-09-28
CIK 1352858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of December 31, 2009 the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of such date, was $8,767,500.

As of September 28, 2010 the registrant’s outstanding common stock consisted of 81,186,516 shares.

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

Business Overview

We were incorporated under the name Laburnum Ventures Inc. on March 11, 2004 under the laws of the State of Nevada. Until recently, we were an exploration stage company engaged in the acquisition and exploration of mineral properties. We formerly owned a 100% undivided interest in a mineral property located in the Province of British Columbia, Canada known as the Sum Mineral Claim, but determined not to pursue this claim in early 2009.

On July 21, 2009, we entered into a share exchange agreement (the “Original Share Exchange Agreement”) with AGR Stone & Tools USA, Inc., a private Texas company (“AGR USA”).  Pursuant to the terms of the Original Share Exchange Agreement, we agreed to acquire all of the outstanding shares of AGR USA from its shareholders in exchange for shares of our company on a one-for-one basis which, if completed, would result in AGR USA becoming our wholly owned subsidiary.

On September 15, 2009, in contemplation of the completion of the share exchange with AGR USA, we completed a name change from Laburnum Ventures Inc. to AGR Tools, Inc. in accordance with Nevada law.

On October 29, 2009, pursuant to the terms of the Original Share Exchange Agreement, we agreed to terminate the Original Share Exchange Agreement with AGR USA and enter into a new share exchange agreement (the “New Share Exchange Agreement”). Under the New Share Exchange Agreement, we agreed to carry out the exchange of shares with the shareholders of AGR USA through a statutory process pursuant to Part 5 of the Texas Business Corporation Act in order to effect the transaction in a more efficient matter.

The following is a description of certain material terms of the New Share Exchange Agreement, a copy of which is included as an exhibit to our Current Report of Form 8-K filed with the Securities and Exchange Commission on November 2, 2009:

1.	we agreed to issue one share of our common stock to the current shareholders of AGR USA for each share held by them;

2.	AGR USA agreed to obtain approval for the share exchange from holders of at least two-thirds of its voting securities pursuant to the Texas Business Corporation Act;

3.	AGR USA agreed that it would have no more than 48,186,516 shares of its common stock issued and outstanding on the closing date of the New Share Exchange Agreement;

4.	both AGR USA and us would be reasonably satisfied with our respective due diligence investigation of the other;

5.
AGR USA agreed to deliver to us audited financial statements for its last two fiscal years and any applicable interim period ended no more than 35 days before the closing of the New Share Exchange Agreement, prepared in accordance with United States generally accepted accounting principles and audited by an independent auditor registered with the Public Company Accounting Oversight Board in the United States;

6.	Tom Brown, our former sole officer and Director, agreed to cancel 25,000,000 shares of our common stock held in his name;

7.	AGR USA agreed to file all required documentation with the Texas Secretary of State to effect the share exchange; and

8.	David Chapman, our former director, agreed to subsequently resign and AGR USA would appoint a new director to fill the resulting vacancy.

On October 29, 2009, AGR USA received approval for the transactions contemplated by the New Share Exchange Agreement from holders of approximately 77% of its voting securities by written resolution in lieu of holding a meeting. We subsequently consummated the transactions contemplated by the New Share Exchange Agreement on May 27, 2010.

Accounting Treatment

Our acquisition of AGR USA has been accounted for as a “reverse merger” with AGR USA treated as the continuing reporting entity and acquirer for accounting purposes. The assets, liabilities and historical operations reflected in our consolidated financial statements prior to the closing of the share exchange are those of AGR USA and were recorded at the historical cost basis of AGR USA. Following the completion of the share exchange, our assets, liabilities and operations are reflected in our consolidated financial statements as are those of AGR USA.

As a result of the completion of the reverse merger, on May 27, 2010, we adopted June 30 as our fiscal year end to coincide with the fiscal year end of AGR USA.

Corporate Structure

Our principal offices are located at 100 Lido Circle, Suite C-1, Lakeway, TX 78734. Our telephone number is (936) 539-5744. AGR USA is our wholly-owned operating subsidiary. Our fiscal year end is June 30. Our website address is www.agrtools.com. The information contained on this or any other website cited in this Annual Report does not form a part hereof.

Current Business

We are a Texas-based company in the business of manufacturing and selling tooling and accessories to the construction, building, maintenance and demolition industries in the United States and Canada. Tooling is the consumable disposal portion of a tool that makes the tool work.  It wears out as the tool is operated, and as a result, demand for our products is driven by the need for original and replacement tool parts, not the tools themselves. We currently sell more than 700 products through our stocking dealer network, which currently consists of 28 dealers in 22 U.S. states and three dealers in two Canadian provinces. Our products include diamond-based blades, diamond drill bits, diamond cup wheels, resin polyesters, glues, inks, resin-based waterproof grinding stones and diamond polishing pads, all of which are manufactured in a number of different sizes.

Our products are manufactured in China on a contract basis, and we subject them to strict manufacturing standards. We field test these products by using them in construction, building and demolition projects, and also test them alongside the products of our competitors both in the field and in our testing facility. All of our products are accompanied by a warranty against defects in workmanship.

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

Our business strategy consists of three elements:

●	expanding our stocking dealer network throughout the United States and Canada;

●	monitoring the quality of our products and accessories;

●	developing our website and online sales volume; and

●	increasing our exposure to participants in the construction, building, maintenance and demolition industries.

Our Markets

We offer products for use in the construction, building, maintenance and demolition industries in the United States and Canada. Our customer base includes:

●	granite fabricators

●	tile and flooring installers

●	concrete, brick and stone contractors and builders

●	general contractors

●	project managers

●	building and factory maintenance entities

●	federal, state, county and city supply sources

We believe the range of the products we offer provides our customers with the ability to obtain the products they need for their businesses quickly and efficiently.

Market Trends

The recent global recession significantly affected demand in the construction, building and demolition industries in the United States and Canada and the corresponding demand for our products. As world economies recover, particularly those of the United States and Canada, activity in the construction, building and demolition industries is expected to increase from the levels experienced during the recession. We anticipate that the demand for our products will increase over the next 12 months as these economies grow and activity in our target industries increases.

Contract Manufacturing

We contract manufacture our products in China using several different manufacturers to avoid production delays. We issue our production orders with the codes and standards by which they are to be produced. None of our production agreements are exclusive to any single manufacturer.

Products and Services

We sell over 700 products and accessories for use in the construction, building, maintenance and demolition industries. Our products are manufactured in a variety of different sizes to meet customer demand.

We offer a complete line of diamond-based blades, diamond drill bits, diamond cup wheels, resin polyester, glues, ink colors, resin-based waterproof grinding stones and diamond polishing pads. All of our products are accompanied by a warranty against defects in workmanship, whereby we replace defective products either fully or on a prorated basis depending on use and damage.

We offer ongoing support services to our customers through our dealer distribution centers. Each stocking dealer personally services customers in its trade area. If required, we engage our staff to service our customer’s needs as well.

Our products and accessories are used in a variety of aspects of the construction, building, maintenance and demolition industries, ranging from cutting steel, granite, fiber glass, brick, concrete or other materials; grinding, shaping, smoothing or polishing materials; using adhesives to bind materials together; and employing colors to stain materials. We can also create specialty products to meet the specific needs of customers. If demand for any new products or accessories arises, we plan to develop something to meet this demand.

We field test our products by actually using them in construction, building and demolition projects to determine their quality and whether improvements may be required. We also test the quality of our products against similar products made by other manufacturers, in both our testing center and in the field.

We constantly monitor our products to ensure their quality. We also monitor the price of our products relative to our competitors to ensure that they remain competitive.

Distribution Methods

We currently sell our products primarily through our stocking dealers. We also currently sell some of our products online through our website and plan to expand the number of products offered on the site.

Stocking Dealers

We enter into agreements with each of our stocking dealers pursuant to which each of our dealers is granted the right to sell our products within a defined trade area exclusive to the dealer, subject to certain exceptions described below. Each of our stocking dealers is an independent contractor and is required to maintain appropriate licenses, tax certificates and other requirements of governmental agencies as required.

Each of our stocking dealers is required to establish distribution channels, distribution locations and maintain adequate inventories of our products. We provide our dealers with support to enable them to fill orders and maintain adequate levels of inventory. However, in the event adequate inventories are not maintained and we are required to manage a dealer’s account, the dealer is required to pay all expenses incurred by us.

Each dealer is initially required to purchase a certain volume of our products, based on, among other things, the size of its trade area, at a price determined by us. Each dealer is subsequently required to re-order a minimum of 25% of the value of its initial purchase order within the first calendar quarter and 50% of its initial purchase order in all subsequent calendar quarters. In the event a dealer does not re-order the minimum required volume of product from us, we or our other stocking dealers may sell our products in that dealer’s trade area. We have the right to change the pricing structure for our products upon 30 days prior notice to our stocking dealers.

During the term of our agreements with our stocking dealers and for a period of 12 months thereafter, our stocking dealers cannot assist in the sale of or sell products similar to our products within a 50 mile radius of any location where our products are sold.

Our stocking dealers are not authorized to create a website for or sell our products over the Internet without our consent. In addition, they may not use any printed material in connection with the sale of our products without our consent.

The agreements with our stocking dealers are generally for a term of 10 years and are automatically renewed for a 10 year term, unless terminated for breach of a provision of the agreement. In the event of a breach of an agreement by a dealer, notice is required to be sent to the breaching party, which then has 30 days to rectify such breach.

Website

Our customers may purchase our products online via our website, www.agrtools.com.  We currently offer some of our products on the website and are in the process of building out the site to offer substantially more of them. We plan to offer all our products on the website in the future. All orders placed online are shipped to customers by our stocking dealers or from our warehouses currently located in Montgomery, TX, Conroe, TX and Anaheim, CA.

If we complete a sale in a dealer’s trade area from an order received on our website, we are required to pay the profits from such sale to the dealer less 10%.

Recruitment and Training of Stocking Dealers

We recruit our stocking dealers through advertisements in magazines and trade publications. In addition, certain of our officers have developed relationships with persons and companies in the construction and demolition industries and market the opportunity to join our network to such persons and companies. Dealers may also hear of this opportunity by word-of-mouth.

Given the number of products we produce and the nature of our business, we train only one dealer at a time at our training facility. The training sessions are four days long, after which we follow up with training-related emails, product manuals and procedures to be implemented by the stocking dealer in question.

Technology

We have retained information technology personnel that have developed a dealer email system and intranet communication network for our stocking dealers. We are also in the process of building out our website and developing an online shopping cart and software to expand our referral and re-ordering sales base.

Competition

There are a number of large international companies that control a majority of the market for our products worldwide, including Pearl Tools in Japan, Ewa Tools in South Korea, St. Gabon in France and Diamond B in the United States. Further, there are many companies that sell their products through catalogues, including Grand Quartz, Hard Rock Tools, Vic Tools, Braxton-Bag and PBI. These companies usually cannot lock their manufacturers into exclusive distribution contracts.

The markets in which we currently compete and plan to compete are intensely competitive. We face significant competition from our existing competitors in these markets, many of which are substantially larger and have longer operating histories and records of successful operations; greater financial resources, technical expertise, managerial capabilities and other resources; more employees; more contracts with significant companies; and more extensive facilities than we have or will have in the foreseeable future. Our operations may fail due to our inability to compete with existing competitors in these markets.

Sales and Marketing

We currently market our products through a network of stocking dealers. We also market our products through certain of our officers that have developed relationships with persons and companies involved in the construction and demolition industries. In addition, we operate a website that describes the products and services we offer. We also have a complete product catalogue available to all our stocking dealers. We plan to market our products through advertisements in trade magazines, appearances at industry shows and through government contacts.

Research and Development

We conduct research and development with respect to new products that we believe may be marketable in connection with our business. In addition, we continually test our products against those of our competitors and, if the quality of a product is determined to be below that of a competitor, we reformulate the product. We spend approximately 5% of our gross profits annually engaging in such research and development activities.

Intellectual Property

We own the trademark to our diamond matrix product line, Matrixx-Max, and our website domain www.agrtools.com. We currently do not own any patents for our products. We plan to trademark our corporate name.

Employees

We currently have nine employees all of whom we employ on a full time basis. We plan to hire additional employees in the next 12 months as we expand our operations.

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive office is located at 100 Lido Circle, Suite C-1, Lakeway, TX 78734. This office is provided to us by our Secretary and Treasurer, for which we recognize expenses of $500 per month. The lease for this office expires December 31, 2010.

We lease approximately three acres of land in Conroe, TX which contains an administration building of approximately 2,000 square feet, a work shop and training facility of approximately 1,500 square feet, a warehouse of approximately 5,000 square feet and an engineering development building of approximately 1,500 square feet. We pay $62,000 annually under this lease.

In addition, we lease an office and warehouse space in Montgomery, TX that is approximately 1,000 square feet for which we pay $6,000 annually, and warehouse space in Anaheim, California for which we pay a monthly square footage charge of approximately $13.50 per square foot per month for the amount of space we rent when in use.
Item 3. Legal Proceedings

We are not aware of any legal proceedings (i) to which we are a party, (ii) to which AGR USA is a party, or (iii) of which either our or AGR USA’s property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item 4. (Removed and Reserved)

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

Our common stock became eligible for quotation on the OTC Bulletin Board on April 16, 2007. The following table shows for the periods presented the high and low bid quotations for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

OTC Bulletin Board
Quarter Ended	High ($)	Low ($)
June 30, 2010	0.28	0.05
March 31, 2010	0.33	0.17
December 31, 2009	0.475	0.071
September 30, 2009	0.39	0.051
June 30, 2009	0.55	0.2
March 31, 2009	0.51	0.25
December 31, 2008	0.597	0.44
September 30, 2008	0.597	0.597

Holders

As of September 28, 2010, there were approximately 44 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Director.

Equity Compensation Plans

As of September 28, 2010, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2010, we did not complete any unreported sales of our equity securities that were not registered under the Securities Act.

Item 6. Selected Financial Data

Not required.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements for the fiscal year ended June 30, 2010, including the notes thereto, appearing elsewhere in this Annual Report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

As a result of the completion of our reverse merger with AGR USA, on May 27, 2010, we adopted June 30 as our fiscal year end to coincide with the fiscal year end of AGR USA.

Results of Operations

Revenues

We generated revenue of $530,694 during the fiscal year ended June 30, 2010, compared to revenue of $539,399 during the fiscal year ended June 30, 2009. The decrease in revenue between the two periods was primarily due to a decrease our building activities during the most recent fiscal year. During the same periods our cost of goods sold decreased to $309,063 from $344,571 as a result of reduced duties on our imported products and the aforementioned decrease in building activities. Consequently, we yielded gross profit of $221,631 during the fiscal year ended June 30, 2010, compared to gross profit of $194,828 during the fiscal year ended June 30, 2009.

Expenses

During the fiscal year ended June 30, 2010, our total operating expenses were $538,871, compared to total operating expenses of $524,122 during the prior fiscal year. The increase in our operating expenses between the fiscal years was primarily due to an increase in our wages and benefits from $116,866 to $239,147, which was offset to some extent by decreases in our consulting fees, bad debts and advertising and promotion expenses.

We incurred a loss from our operations of $317,240 during the fiscal year ended June 30, 2010, compared to a loss from operations of $326,294 during the fiscal year ended June 30, 2009. Our total other expenses during the recent fiscal year were $58,129, whereas they were $48,011 during the prior fiscal year.

Net Loss

During the fiscal year ended June 30, 2010, we incurred a net loss of $375,369 (or $0.01 per share). During the fiscal year ended June 30, 2009, we incurred a net loss of $362,036 (or $0.01 per share).

Liquidity and Capital Resources

As of June 30, 2010, we had $11,396 in cash, $375,486 in total assets, $980,990 in total liabilities and a working capital deficit of $498,423. As of June 30, 2010, we had an accumulated deficit of $1,135,754.

During the fiscal year ended June 30, 2010, we spent $49,638 on operating activities, compared to spending of $110,768 on operating activities during the fiscal year ended June 30, 2009. The decrease in our expenditures on operating activities during the fiscal year ended June 30, 2010, was primarily due to a reduction in our building activities as noted above. Customer deposits provided $103,992 in cash during the fiscal year ended June 30, 2010, compared to $19,415 during the previous fiscal year. However, we only received $1,133 from accrued liabilities and $11,735 from accounts receivable during the recent fiscal year, compared to receiving $27,817 and $101,363 from the same sources, respectively, during the fiscal year ended June 30, 2009.

We spent $4,328 on investing activities during the fiscal year ended June 30, 2010, compared to spending of $5,752 on investing activities during the fiscal year ended June 30, 2009. Our only investing activities during each period involved purchases of property and equipment.

During the fiscal year ended June 30, 2010, we received $61,679 from financing activities, including $70,000 in the form of loans from related parties. During the fiscal year ended June 30, 2009, we received $116,629 from financing activities, $109,025 of which was attributable to proceeds from the issuance of our common stock.

Our plan of operations over the next 12 months is to (i) expand our stocking dealer network throughout the Unites States and Canada, (ii) monitor the quality of our products and accessories, (iii) further develop our website and online sales volume, and (iv) increase our exposure to participants in the construction, building, maintenance and demolition industries. We expect we will require approximately $3.5 million to pursue our plan of operations over this period, which will include, among others, advertising and promotion expenses, wage and benefit expenses, professional fees related to our regulatory filings throughout the year and general and administrative expenses.

We intend to raise the additional funds we require from the sale of our equity securities or loans from related parties. We do not believe we will be able to raise a material amount of capital from debt financing. There is no assurance that we will be able to secure the necessary financing from the sale of our securities or loans from related parties. If we are unable to raise sufficient funds to finance our operations our business may fail. In addition, if we are unable to raise the funds required to expand our operations, we may be forced to proceed with a scaled back business plan based on our available financial resources.

Going Concern

Our financial statements for the fiscal year ended June 30, 2010 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of September 28, 2010 we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our financial statements for the fiscal year ended June 30, 2010. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Reclassification in Prior Period

Certain reclassifications to our financial statements have been made to prior period amounts to conform to the presentation of the current period.

Inventory

Inventory consists of diamond tooling and related products and is carried at the lower of cost and market value. We use the FIFO inventory costing method.

Revenue Recognition

We earn revenue from the sale of diamond tooling and related products. We recognize revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the goods have been delivered, and collectability is reasonably assured.

Concentrations

As at June 30, 2010, 89% (2009 – 73%) of accounts receivable is comprised of four customers. (2009 – three customers). As at June 30, 2010, the specific concentrations of each customer included in this total were 40%, 17%, 16% and 16%. As at June 30, 2009, the specific concentrations of each customer included in this total were 35%, 22%, and 16%. During the year ended June 30, 2010, we did not have any significant revenue concentrations. In 2009, we earned 14% of our revenue from one customer.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

AGR TOOLS, INC.
(formerly known as Laburnum Ventures Inc.)
Consolidated Financial Statements
Years ended June 30, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AGR Tools, Inc.

We have audited the accompanying consolidated balance sheets of AGR Tools, Inc. (formerly known as Laburnum Ventures Inc.), as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AGR Tools, Inc. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $1,135,754, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
M&K CPAS, PLLC

Houston, Texas

September 28, 2010

www.mkacpas.com

AGR TOOLS, INC.
(formerly known as Laburnum Ventures Inc.)
Consolidated Balance Sheets

	June 30, 2010 $	June 30, 2009 $

ASSETS

Current assets

Cash	11,396	3,683
Accounts receivable	2,492	10,577
Corporate taxes receivable		18,044
Inventory	300,698	299,869
Prepaid expenses and deposits	9,866	4,938

Total current assets	324,542	337,111

Property and equipment, net	40,466	50,685
Advances receivable, net	10,568	13,597

Total assets	375,486	401,393

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities

Bank indebtedness	19,532	21,009
Accounts payable	219,273	175,950
Accrued liabilities	3,843	110,751
Customer deposits	144,029	40,037
Due to related party	426,882	55,297
Current portion of loans payable	9,406	11,723

Total current liabilities	822,965	414,767

Loans payable, long-term	18,025	22,552
Loans payable to related party, long term	70,000	–

Total liabilities	980,990	437,319

Stockholders’ equity (deficit)

Common stock Authorized: 200,000,000 shares, par value $0.001 per share Issued and outstanding: 106,186,516 shares (2009 – 46,881,516 shares)	106,187	46,732
Additional Paid in Capital	494,063	677,727
Accumulated deficit	(1,135,754)	(760,385)

Total stockholders’ equity (deficit)	(535,504)	(35,926)

Total liabilities and stockholders’ equity (deficit)	375,486	401,393

(The accompanying notes are an integral part of these financial statements)

AGR TOOLS, INC.
(formerly known as Laburnum Ventures Inc.)
Consolidated Statements of Operations

	Year ended June 30, 2010 $	Year ended June 30, 2009 $

Revenue	530,694	539,399
Cost of goods sold	309,063	344,571

Gross profit	221,631	194,828

Operating expenses

Advertising and promotion	49,919	86,253
Automotive	10,031	8,880
Bad debts	(3,650)	49,299
Consulting fees	12,148	63,710
Depreciation	14,547	9,771
Insurance	7,985	8,536
Office and miscellaneous	31,011	36,687
Professional fees	51,122	22,478
Rent and utilities	96,594	70,408
Telephone and internet	20,727	14,845
Travel	9,290	36,389
Wages and benefits	239,147	116,866

Total operating expenses	538,871	524,122

Loss from operations	(317,240)	(326,294)

Other income(expenses)
Interest income	1,527	–
Interest and bank charges	(59,656)	(26,457)
Loss on disposal of property and equipment	–	(473)
Write off of related party advances	–	(21,081)

Total other expenses	(58,129)	(48,011)

Loss before income taxes	(375,369)	(377,305)

Income taxes (recovery)	–	(15,269)

Net loss for the year	(375,369)	(362,036)

Net loss per share, basic and diluted	(0.01)	(0.01)

Weighted average number of shares outstanding, basic and diluted	52,269,790	46,372,530

(The accompanying notes are an integral part of these financial statements)

AGR TOOLS, INC.
(formerly known as Laburnum Ventures Inc.)
Consolidated Statements of Stockholder’s Equity (Deficit)
Years ended June 30, 2010 and 2009

	Common stock
	Number	Amount $	Additional Paid in Capital $	Accumulated deficit $	Total stockholders’ equity (deficit) $

Balance, June 30, 2008	46,186,516	46,187	540,323	(398,349)	188,161

Shares issued for cash	545,000	545	132,980	–	133,525
Imputed interest	–	–	4,424	–	4,424

Net loss for the year	–	–		(362,036)	(362,036)

Balance, June 30, 2009	46,731,516	46,732	677,727	(760,385)	(35,926)

Effect of reverse merger	59,455,000	59,455	(437,055)	–	(377,600)
Accrued payroll forgiven
by related parties	–	–	220,420	–	220,420
Imputed interest	–	–	32,971	–	32,971
Net loss for the year	–	–	–	(375,369)	(375,369)

Balance, June 30, 2010	106,186,516	106,187	494,063	(1,135,754)	(535,504)

(The accompanying notes are an integral part of these financial statements)

AGR TOOLS, INC.
(formerly known as Laburnum Ventures Inc.)
 Consolidated Statements of Cash Flows

	Year ended June 30, 2010 $	Year ended June 30, 2009 $

Operating activities

Net loss for the year	(375,369)	(362,036)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,547	9,771
Imputed interest	32,971	4,424
Recovery of bad debts	(3,650)	–
Accrued payroll forgiven by related parties expensed in current year	112,379	–
Income taxes (recovery)	–	(18,044)
Loss on disposal of property and equipment	–	473
Stock-based compensation	–	24,500

Changes in operating assets and liabilities:

Accounts receivable	11,735	101,363
Advances receivable	3,029	–
Inventory	(829)	(42,566)
Prepaid expenses and deposits	2,926	31,574
Accounts payable	43,323	93,034
Accrued liabilities	1,133	27,817
Due to related parties	(13,869)	–
Customer deposits	103,992	19,415
Corporate taxes	18,044	(492)

Net cash used in operating activities	(49,638)	(110,768)

Investing activities
Purchase of property and equipment	(4,328)	(5,752)

Net cash used in investing activities	(4,328)	(5,752)

Financing activities

Bank indebtedness, net	(1,477)	(309)
Loans payable, net	(6,844)	(6,914)
Loans provided by related parties, net	70,000	14,827
Proceeds from issuance of common stock	–	109,025

Net cash provided by financing activities	61,679	116,629

Change in cash	7,713	109

Cash, beginning of year	3,683	3,574

Cash, end of year	11,396	3,683

Non-cash investing and financing activities:

Property and equipment financed through vendor	–	41,799
Accrued payroll forgiven by related parties expensed in prior year	108,041	–
Shares exchanged in reverse acquisition	(377,600)	–

Supplemental disclosures:

Interest paid	24,300	17,793
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

AGR TOOLS, INC.
(formerly known as Laburnum Ventures Inc.)
Notes to the Consolidated Financial Statements
Years ended June 30, 2010 and 2009

1.  Nature of Operations

Laburnum Ventures Inc. (the “Company”) was incorporated in the State of Nevada on March 11, 2004. On June 22, 2004, the Company acquired a 100% interest in five mineral claims located in the Similkameen Mining Division in British Columbia, Canada. In 2007, the Company abandoned these mineral claims. On September 10, 2009, the Company changed its name to AGR Tools, Inc. The Company is an exploration stage company, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.

AGR Stone & Tools USA, Inc. (“AGR USA”) was incorporated in the State of Texas on December 23, 2004 and is a manufacturer of diamond tooling and related products. The Company specializes in producing consumable tooling and related products for the natural stone, engineered stone, concrete and masonry industries.

On July 21, 2009, the Company entered into a share exchange agreement (the “Original Share Exchange Agreement”) with AGR USA. Pursuant to the terms of the Original Share Exchange Agreement, the Company and AGR USA agreed to engage in a share exchange which, if completed, would result in AGR USA becoming a wholly owned subsidiary of the Company subject to certain conditions and factors leading up to the final share exchange.

On October 29, 2009, pursuant to the terms of the Original Share Exchange Agreement, the Company and AGR USA mutually agreed to terminate the Original Share Exchange Agreement and entered into a new share exchange agreement (the “New Share Exchange Agreement”) with the following conditions:

1)  The Company issue 46,186,516 shares of common stock to the shareholders of AGR USA in exchange for 46,186,516 issued and outstanding shares of AGR USA. AGR USA was prohibited from having more than 46,186,516 common shares at the final share exchange date;

2)  The former President of the Company surrender and cancel 25,000,000 issued and outstanding shares of the Company’s common stock;

3)  AGR USA file all required documentation with the Texas Secretary of State to effect the share exchange; and

4)  The Company’s current director resign and AGR USA appoint a new director to fill the resulting vacancy.

Effective May 27, 2010, the Company closed the share exchange with AGR USA, whereby the Company acquired all of the issued and outstanding shares of AGR USA. For financial statement reporting purposes, the share exchange was treated as a reverse acquisition with AGR USA deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with Accounting Standards Codification (“ASC”) 805-10-40, Business Combinations – Reverse Acquisitions. The reverse merger is deemed a recapitalization and the consolidated financial statements represent the continuation of the financial statements of AGR USA (the accounting acquirer/legal subsidiary) except for its capital structure, and the consolidated financial statements reflect the assets and liabilities of AGR USA, recognized and measured at their carrying value before the combination and the assets and liabilities of the Company (the legal acquiree/legal parent). The equity structure reflects the equity structure of the Company, the legal parent, and the equity structure of AGR USA, the accounting acquirer, as restated using the exchange ratios established in the share exchange agreement to reflect the numbers of shares of the legal parent.

AGR TOOLS, INC.
(formerly known as Laburnum Ventures Inc.)
Notes to the Consolidated Financial Statements
Years ended June 30, 2010 and 2009

2.  Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at June 30, 2010, the Company has a working capital deficit of $498,513 and has an accumulated deficit of $1,135,754 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.  Summary of Significant Accounting Policies

a)  Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America.

b)  Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, inventory valuation, the useful lives and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c) Reclassification in Prior Period

Certain reclassifications to the financial statements have been made to prior period amounts toconform to the presentation of the current period.

d) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents at June 30, 2010 and 2009.

e) Accounts Receivable

The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on the age of receivable and the specific identification of receivables the Company considers at risk. The allowance for doubtful accounts was $0 at June 30, 2010 and 2009.

AGR TOOLS, INC.
(formerly known as Laburnum Ventures Inc.)
Notes to the Consolidated Financial Statements
Years ended June 30, 2010 and 2009

3.  Summary of Significant Accounting Policies (continued)

f)  Advances Receivable

The Company advanced amounts to two independent contractors who earn commissions for sales generated. On October 31, 2009, the Company placed these independent contractors on the payroll and ceased all advances. The Company obtained two promissory notes, each in the amount of $61,300, from these independent contractors for the amount owed.  The notes carry an interest rate of 3% and are reduced by semi-monthly payroll deductions of $129.17, which are composed of principal and interest. The term of the notes is 5 years and a balloon payment is due at the end of the term of the loan for any unpaid principal and interest. The payments under these notes are deducted from the employees’ paychecks on a semi-monthly basis. The Company has recorded an allowance for doubtful accounts in the amount of $110,975 and $110,975 as of June 30, 2010 and 2009 respectively. The amount reserved is equal to the balloon payment due on the notes.

g)  Inventory

Inventory consists of diamond tooling and related products and is carried at the lower of cost and market value. The Company uses the FIFO inventory costing method.

h)  Property and Equipment

Property and equipment are stated at cost. The Company depreciates the cost of property and equipment straight-line over their estimated useful lives:

Automotive	3 years
Computer equipment	3 years
Furniture and equipment	5 years

The depreciation expense for the years ended June 30, 2010 and 2009 was $14,547 and $9,771, respectively.

i)  Corporate Taxes Receivable

Corporate taxes receivable pertain to refundable amounts owed to the Company for corporate taxes from the United States Treasury. These amounts are recorded at the value anticipated to be received based on tax returns filed.

j)  Long-lived Assets

In accordance with ASC 360, Impairment or Disposal of Long-Lived Assets, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There was no impairment of long-lived assets for years ended June 30, 2010 and 2009.

AGR TOOLS, INC.
(formerly known as Laburnum Ventures Inc.)
Notes to the Consolidated Financial Statements
Years ended June 30, 2010 and 2009

3.  Summary of Significant Accounting Policies (continued)

k)  Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company files federal, state and local income tax returns in the U.S., as applicable. The open taxation years range from 2007 to 2009. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of the U.S. have not audited any of the Company’s income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended June 30, 2010 and 2009, there were no charges for interest or penalties.

l)  Revenue Recognition

The Company earns revenue from the sale of diamond tooling and related products. The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the goods have been delivered, and collectability is reasonably assured. Sales returns are recognized as incurred. The amount of these returns is not significant and the Company evaluates the need to record an allowance each reporting period.

m)  Financial Instruments and Fair Value Measures

ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instruments categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

AGR TOOLS, INC.
(formerly known as Laburnum Ventures Inc.)
Notes to the Consolidated Financial Statements
Years ended June 30, 2010 and 2009

3.  Summary of Significant Accounting Policies (continued)

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts receivable, advances receivable, bank demand loan, accounts payable, accrued liabilities, corporate taxes payable/receivable, loans payable, and amount due to a related party. Pursuant to ASC 820, the fair value of cash is determined based on Level 1 inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

n)  Concentrations

As at June 30, 2010, 89% (2009 – 73%) of accounts receivable is comprised of four customers. (2009 – three customers). As at June 30, 2010, the specific concentrations of each customer included in this total were 40%, 17%, 16% and 16%. As at June 30, 2009, the specific concentrations of each customer included in this total were 35%, 22%, and 16%. During the year ended June 30, 2010, the Company did not have any significant revenue concentrations. In 2009, the Company earned 14% if its revenue from one customer.

o)  Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

p)  Earnings (Loss) Per Share

The Company computes earnings per share (“EPS’) in accordance with ASC 260, “Earning Per Share”. ASC 260 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. The Company did not have any potentially dilutive shares as of June 30, 2010 and 2009.

AGR TOOLS, INC.
(formerly known as Laburnum Ventures Inc.)
Notes to the Consolidated Financial Statements
Years ended June 30, 2010 and 2009

3.  Summary of Significant Accounting Policies (continued)

q)  Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2010 and

2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

r)  Recent Accounting Pronouncements

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

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on July 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the products essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on July 1, 2011.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

AGR TOOLS, INC.
(formerly known as Laburnum Ventures Inc.)
Notes to the Consolidated Financial Statements
Years ended June 30, 2010 and 2009

4.  Property and Equipment

	June 30, 2010 $	June 30, 2009 $

Automotive	27,066	35,529
Computer equipment	4,922	3,142
Furniture and equipment	8,478	12,014

	40,466	50,685

5.  Bank Indebtedness

The Company has a revolving bank credit line with a limit of $24,300 which bears interest at 9.75% per annum and is secured by a personal guarantee of the Vice-President of the Company.  The balance in this account at June 30, 2010 was $19,532 (2009 – $21,009).

6.  Acquisition

During the year ended June 30, 2010, the Company entered into a share exchange agreement with AGR USA, the legal subsidiary of the parent company.

On May 27, 2010, the closing date, and the deemed date of the acquisition of AGR USA, the Company acquired 100% of the issued and outstanding stock of AGR USA in a reverse merger in consideration for the issuance of 46,186,516 shares of the Company’s common stock. The management and board of directors of AGR USA replaced the management and board of directors of the Company. The management of AGR USA retains control of the Company after the acquisition. The acquisition was closed pursuant to the New Share Exchange Agreement, as amended by an Amendment to the New Share Exchange Agreement, also dated May 27, 2010.

This transaction has been accounted for, using the purchase method of accounting, as a reverse acquisition because the acquiring entity has been identified, in accordance with ASC 805-10-40, as AGR USA. The Company is the legal parent and is deemed to be a continuation of the business of the legal subsidiary, AGR USA. The post-acquisition entity is accounted for as a recapitalization of AGR USA. The value assigned to the common shares was based on the fair value of the net assets of AGR USA at the recapitalization date.

The fair value of the net assets acquired by the Company at May 27, 2010 are as follows:

Total assets	$7,854
Total liabilities assumed	(385,454)

Net assets acquired	$(377,600)

AGR TOOLS, INC.
(formerly known as Laburnum Ventures Inc.)
Notes to the Consolidated Financial Statements
Years ended June 30, 2010 and 2009

7.  Related Party Transactions

a)
During the year ended June 30, 2010, the Company incurred consulting fees of $12,148 (2009 – $19,147) and rent of $6,000 (2009 – $6,000) to the President of the Company. As at June 30, 2010, the Company owes $500 to the President of the Company.

b)	During the year ended June 30, 2010, the Company incurred consulting fees of $Nil (2009 – $9,573) and rent of $6,000 (2009 – $6,000) to the Secretary and Treasurer of the Company.

c)	During the year ended June 30, 2009, the Company recovered $12,510 of a loan receivable from a company controlled by the President and Secretary/Treasurer of the Company written off previously.

d)	During the year ended June 30, 2009, the Company wrote off a loan receivable of $33,591 from a company controlled by the President and Secretary/Treasurer of the Company.

e)	As at June 30, 2010, included in accounts payable is $21,521 (2008 – $19,297) owed to the Secretary/Treasurer of the Company.

f)
As at June 30, 2010, the Company owes a total of $59,370 (2009 – $55,297) to the Secretary/Treasurer of the Company which is non-interest bearing, unsecured and due on demand. During the year ended June 30, 2010 the Company recognized imputed interest of $3,570 (2009 – $4,424) on the amount owed which was recorded as additional paid-in capital and charged to operations.

g)	As at June 30, 2010, the Company owes $900 (2009 – $1,100) to a director of the Company.

h)
As at June 30, 2010, the Company owes $30,000 to the President of the Company pursuant to a promissory note, maturing on July 1, 2015. The note bears interest at 4% and all accrued interest and principal is due upon maturity.

i)
As at June 30, 2010, the Company owes $40,000 to a shareholder pursuant to a promissory note, maturing on July 1, 2015. The note bears interest at 4% and all accrued interest and principal is due upon maturity. As at June 30, 2010, the Company owes $158,665 to this shareholder for expenses paid on behalf of the Company. During the year ended June 30, 2010, the Company recognized imputed interest of $12,693 on the amount owed which was recorded as additional paid-in capital and charged to operations.

j)
As at June 30, 2010, the Company owes $208,846 to a shareholder for expenses paid on behalf of the Company. During the year ended June 30, 2010, the Company recognized imputed interest of $16,708 on the amount owed which was recorded as additional paid-in capital and charged to operations.

k)
During the year ended June 30, 2010, several related parties waived payment of accrued payroll as of that date in the total amount of $220,420. The reduction of accrued liabilities in the balance sheet was offset by an increase in additional paid-in capital.

AGR TOOLS, INC.
(formerly known as Laburnum Ventures Inc.)
Notes to the Consolidated Financial Statements
Years ended June 30, 2010 and 2009

8.  Loans Payable

	2010 $	2009 $

Ford Credit Secured by automobile. Repayable in monthly installments of $428 including interest at 9.99% per annum.	9,223	10,271

Ford Credit Secured by automobile. Repayable in monthly installments of $549 including interest at 9.99% per annum.	8,802	12,281

	18,025	22,552

Less: current portion	9,406	11,723

	27,431	34,275

The estimated future principal repayments are as follows:

$

2011	9,426
2012	10,400
2013	7,605

27,431

9.  Leases

The Company’s executive office is located at 100 Lido Circle, Suite C-1, Lakeway, TX 78734. This office is provided to the Company by its Secretary and Treasurer for which the Company recognize expenses of $500 per month. The lease for this office expires December 31, 2010.

The Company leases approximately three acres of land in Conroe, TX which contains an administration building of approximately 2,000 square feet, a work shop and training facility of approximately 1,500 square feet, a warehouse of approximately 5,000 square feet and an engineering development building of approximately 1,500 square feet. The Company pays $62,000 annually under this lease.

In addition, the Company leases an office and warehouse space in Montgomery, TX that is approximately 1,000 square feet for which it pays $6,000 annually, and warehouse space in Anaheim, California for which it pays a monthly square footage charge of approximately $13.50 per square foot per month for the amount of space it rents when in use.

Total minimum lease payments for the next 5 years will be $74,000 per year.

AGR TOOLS, INC.
(formerly known as Laburnum Ventures Inc.)
Notes to the Consolidated Financial Statements
Years ended June 30, 2010 and 2009

10.  Common Stock

Stock transactions during the year ended June 30, 2010:

a)	On May 27, 2010, in connection with the reverse merger as described in Note 1 and Note 5, the Company issued 46,186,516 shares of common stock.

Stock transactions during the year ended June 30, 2009:

a)	On February 13, 2009, the Company issued 325,000 shares of common stock at $0.245 per share for proceeds of $79,625.

b)
On February 15, 2009, the Company issued 50,000 shares of common stock with a fair value of $12,250 for services rendered. The fair value of the shares issued was determined based upon the most recent cash sale of common stock at $0.245 per share.

c)	On February 19, 2009, the Company issued 20,000 shares of common stock at $0.245 per share for proceeds of $4,900.

d)
On February 19, 2009, the Company issued 50,000 shares of common stock with a fair value of $12,250 for services rendered. The fair value of the shares issued was determined based upon the most recent cash sale of common stock at $0.245 per share.

11.  Income Taxes

During the years ending June 30, 2010 and 2009, the Company incurred tax losses which may be applied against future taxable income. The potential tax benefits arising from these losses carried forward expires beginning in 2029 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating losses carried forward were $562,420 as at June 30, 2010. The significant components of the deferred income tax asset as at June 30, 2010 are as follows:

	2010 $	2009 $

Net assets from operating losses carried forward	196,847	77,007

Valuation allowance	(196,847)	(77,007)

Net deferred income tax asset	–	–

The company does not have any uncertain tax positions requiring disclosure.

12.  Litigation

The company is not aware of any pending or threatened litigation through the date of these financial statements.

13.  Subsequent Events

On September 1, 2010, a shareholder cancelled 25,000,000 common shares previously outstanding.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On June 28, 2010, we formally informed Saturna Group of their dismissal as our independent accountant and engaged M&K CPAS, PLLC ("M&K") as our new independent accountant. The decision to dismiss Saturna Group was a result of a change in our principal offices from Canada to Texas upon our acquisition of AGR USA and was approved by our Board of Directors, acting as the audit committee, on June 28, 2010.

During our fiscal year ended October 31, 2009, and through June 28, 2010, neither we nor anyone on our behalf consulted with M&K regarding any of the following:

(i)
either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report nor oral advice was provided to us that M&K concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue; or

(ii)
any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

The report of Saturna Group regarding our financial statements for the fiscal year ended October 31, 2009 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except to indicate that there was substantial doubt about our ability to continue as a going concern.

During the fiscal year ended October 31, 2009 and through June 28, 2010 there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with Saturna Group on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Saturna Group, would have caused it to make reference thereto in connection with its report.

During the fiscal year ended October 31, 2009 and through June 28, 2010, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), except that our Board of Directors discussed with Saturna Group the existence of material weaknesses in our internal control over financial reporting, as more fully described in our amended Annual Report on Form 10-K/A for the year ended October 31, 2009, filed on February 26, 2010 with the SEC.

We requested that Saturna Group furnish us with a letter addressed to the SEC stating whether or not it agrees with the above statements and, if it does not agree, the respects in which it does not agree. A copy of the letter, dated July 2, 2010, was filed as Exhibit 16.1 to our current report on Form 8-K filed with the SEC on July 6, 2010.

Item 9A. Controls and Procedures

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2010, we determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control

During the fiscal quarter ended June 30, 2010 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our executive officers and directors as of September 28, 2010.

Name	Age	Position
Rock Rutherford	65	President, Chief Executive Officer, Director
Michael Killman	64	Chief Financial Officer, Principal Accounting Officer
John Kuykendall	67	Secretary, Treasurer, Director
Michael Todd Rutherford	39	Vice President of Information Technology, Director

Our current directors will serve as such until our next annual shareholder meeting or until their successors are elected and qualified. Our executive officers serve at the discretion of our Board of Directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Rock Rutherford – President, Chief Executive Officer, Director

Rock Rutherford is 65 years of age and has been our President and Chief Executive Officer since August 7, 2009 and our director since September 9, 2010.

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

From 1994 to 2001, Mr. Rutherford was the Chief Executive Officer and Managing Director of CPR Ltd. and was responsible for all of its mining and commodities operations in Asian and East Africa.  From 2001 to the present, Mr. Rutherford has served as the Chief Executive Officer and Managing Director for AGR Stone & Tools USA, Inc., our wholly owned subsidiary.

Mr. Rutherford is currently a director of Global Security Agency Inc., a company whose common stock is quoted on the OTC Bulletin Board under the symbol “GSAG”, and has served as such since April 8, 2010. Other than that, he has not been a director of any company with a class of securities registered pursuant to section 12 of the Exchange Actor subject to the requirements of section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940 during the past five years.

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

John Kuykendall – Secretary, Treasurer, Director

John Kuykendall is 67 years of age and has been our Secretary and Treasurer since August 7, 2009 and our director since September 9, 2010.

Mr. Kuykendall is one of the founders of AGR Stone & Tools USA, Inc., our wholly owned subsidiary.  He began the company in 2001, is presently engaged as its Secretary and Treasurer and is responsible for all of its financial functions. Earlier in his career, he was the part owner and Chief Financial Officer of Home Furniture Company, one of the larger retail furniture chains in the southwest United States. Since 1986, he has acted as the principal of John D. Kuykendall, CPA, LLC, a position he continues to occupy today. He has been practicing as a Certified Public Accountant for the last twenty years and has clients based in Austin, San Antonio and Houston.

Mr. Kuykendall received a B.B.A. degree from Southern Methodist University and is licensed as a Certified Public Accountant in the State of Texas. He is currently a director of Global Security Agency Inc., a company whose common stock is quoted on the OTC Bulletin Board under the symbol “GSAG”, and has served as such since April 8, 2010. Other than that, he has not been a director of any company with a class of securities registered pursuant to section 12 of the Exchange Actor subject to the requirements of section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940 during the past five years.

Michael Todd Rutherford – Vice President of Information Technology, Director

Michael Todd Rutherford is 39 years of age and has been our Vice President of Information Technology since August 7, 2009 and our director since September 9, 2010.

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

During the past five years, Mr. Rutherford has not been a director of any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940.

Significant Employees

Other than our executive officers, we have no employees that make a significant contribution to our business.

Family Relationships

Rock Rutherford, our President, Chief Executive Officer and director, is the father of Michael Todd Rutherford, our Vice President of Information Technology and director. Other than that, there are no family relationships among our directors or executive officers.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining or otherwise limiting his involvement in any type of business, securities or banking activities;

●
being found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been subsequently reversed, suspended, or vacated;

●	any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business activity;

●	and judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions; or

●	any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2010 our directors, executive officers and 10% stockholders complied with all applicable filing requirements.

Code of Ethics

We have not yet adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.

Audit Committee

On September 30, 2009 we established an audit committee and directed the audit committee to carry out its duties in accordance with a charter. A current copy of our audit committee charter is not yet available to our security holders on our website, but we plan to make it available in the near future. Rock Rutherford, John Kuykendall and Micheal Todd Rutherford are the members of our audit committee.

Our audit committee has:

●	reviewed and discussed our audited financial statements with management;

●	recommended to our Board of Directors that the audited financial statements be included this Annual Report on Form 10-K;

●
discussed with our independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU section 380), as adopted by the Public Company Accounting Oversight Board (the “PCAOB”) in Rule 3200T; and

●
received the written disclosures and the letter from the independent accountant required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the audit committee concerning independence, and discussed with the independent accountant the independent accountant's independence.

Our Board of Directors has determined that we do not have an audit committee financial expert serving on our audit committee. The Board has determined that the cost of hiring an audit committee financial expert to do so outweighs the benefits of having such a financial expert serving on our audit committee.

Nominating Committee

We do not have a nominating committee and we have not undertaken any material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our last Annual Report on Form 10-K.

Item 11. Executive Compensation

The following summary compensation table sets forth the total annual compensation awarded to, earned by or paid to our Chief Executive Officer during our fiscal years ended June 30, 2010 and 2009. None of our other executive officers or any other individual received total compensation in excess of $100,000 during such fiscal years.

We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to our Chief Executive Officer during such fiscal years.

Name and Principal Position	Year	Salary ($)	Total ($)
Rock Rutherford (1)	2009	12,148	12,418
	2008	19,417	19,417

(1)	Mr. Rutherford is our President, Chief Executive Officer and director.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans pursuant to which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our Board of Directors.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors or a committee performing a similar function. It is the view of the Board that it is appropriate for us not to have such a committee because of our size and because the Board as a whole determines executive compensation.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings but have not paid any director's fees or other compensation to our directors for services rendered.

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

The following table sets forth the ownership, as of September 28, 2010, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of September 28, 2010, there were 81,186,516 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Rock Rutherford (1) 238 Lakeview Circle Montgomery, TX 77356	27,305,000	33.6
Common Stock	Michael Killman (2) 3217 Blossom Lane Odessa, TX 79762	0	0
Common Stock	John Kuykendall (3) 100 Lido Circle, Suite C-1 Lakeway, TX 78734	8,006,000	9.9
Common Stock	Michael Todd Rutherford (4) 101 Canterbury Drive Montgomery, TX 77356	4,000,000	4.9
	All Officers and Directors as a Group	39,311,000	48.4
Common Stock	Richard Smith 356 Southborough Drive West Vancouver, BC Canada V7S 1M1	6,931,727	8.5
Common Stock	Dominic Colvin Suite 192 – 14 Village Lane Okotoks, AB Canada T1S 1Z6	7,305,254	9.0

(1)	Mr. Rutherford is our President, Chief Executive Officer and director.

(2)	Mr. Killman is our Chief Financial Officer and Principal Accounting Officer.

(3)	Mr. Kuykendall is our Secretary, Treasurer and director.

(4)	Mr. Rutherford is our Vice President of Information Technology and director.

Change of Control

There are no arrangements known to us the operation of which may, at a subsequent date, result in a change in our control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the year ended June 30, 2010, we incurred consulting fees of $12,148 (2009 – $19,147) and rent of $6,000 (2009 – $6,000) to Rock Rutherford, our President, Chief Executive Officer and director. As at June 30, 2010, we owed $500 to Mr. Rutherford.

During the year ended June 30, 2010, we incurred consulting fees of $Nil (2009 – $9,573) and rent of $6,000 (2009 – $6,000) to John Kuykendall, our Secretary, Treasurer and director.

During the year ended June 30, 2009, we recovered $12,510 of a loan receivable from a company controlled by Rock Rutherford and John Kuykendall written off previously.

During the year ended June 30, 2009, we wrote off a loan receivable of $33,591 from a company controlled by Rock Rutherford and John Kuykendall.
As at June 30, 2010, included in accounts payable is $21,521 (2008 – $19,297) owed to John Kuykendall.

As at June 30, 2010, we owed a total of $59,370 (2009 – $55,297) to John Kuykendall which is non-interest bearing, unsecured and due on demand. During the year ended June 30, 2010, we recognized imputed interest of $3,570 (2009 – $4,424) on the amount owed which was recorded as additional paid-in capital and charged to operations.

As at June 30, 2010, we owed $900 (2009 – $1,100) to David Chapman, our former director.

As at June 30, 2010, we owed $30,000 to Rock Rutherford pursuant to a promissory note, maturing on July 1, 2015. The note bears interest at 4% and all accrued interest and principal is due upon maturity.

As at June 30, 2010, we owed $40,000 to Nick Colvin, a shareholder, pursuant to a promissory note, maturing on July 1, 2015. The note bears interest at 4% and all accrued interest and principal is due upon maturity. As at June 30, 2010, we owed $158,665 to this shareholder for expenses paid on our behalf. During the year ended June 30, 2010, we recognized imputed interest of $12,693 on the amount owed which was recorded as additional paid-in capital and charged to operations.

As at June 30, 2010, we owed $208,846 to Richard Smith, a shareholder, for expenses paid on our behalf. During the year ended June 30, 2010, we recognized imputed interest of $16,708 on the amount owed which was recorded as additional paid-in capital and charged to operations.

Related party transactions are not pre-approved unless they are deemed to be extraordinary transactions, in which case they would be pre-approved by our Board of Directors and any interested director would abstain from voting on such matters.

There have been no other transactions since the beginning of our last fiscal year or any currently proposed transactions in which we are, or plan to be, a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Director Independence

The OTC Bulletin Board on which our common stock is quoted on does not have any director independence requirements. We have also not developed a definition of independence, as each of our three directors occupies one or more executive officer positions and would therefore not qualify as independent. We may appoint additional directors in the future, at which time we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees for professional services rendered by our auditors in connection with the audit of our financial statements for the years ended June 30, 2010 and 2009 and the review of our quarterly financial statements during such years, as well as any other fees billed for services rendered by our auditors during these periods:

Audit fees	$61,000
Audit-related fees	$0
Tax fees	$0
All other fees	$0
Total	$61,000

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit fees and non audit-related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended June 30, 2010.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

See page F-1.

Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or the notes related thereto.

Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Merger and Plan of Merger filed with the Nevada Secretary of State on September 15, 2009 (1)
10.1	Share Exchange Agreement with AGR Stone & Tools USA, Inc. dated July 21, 2009 (2)
10.2	Share Exchange Agreement with AGR Stone & Tools USA, Inc. dated October 29, 2009 (3)
31.1
Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: September 28, 2010	AGR Tools, Inc.

	By:	/s/ Rock Rutherford
Rock Rutherford
President, Chief Executive Officer, Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Rock Rutherford	President, Chief Executive Officer, Director	September 28, 2010
Rock Rutherford

/s/ Michael Killman	Chief Financial Officer, Principal Accounting Officer	September 28, 2010
Michael Killman

/s/ John Kuykendall	Secretary, Treasurer, Director	September 28, 2010
John Kuykendall

/s/ Michael Todd Rutherford	Vice President of Information Technology, Director	September 28, 2010
Michael Todd Rutherford