Form 10-Q
period 2010-09-30
AGR TOOLS, INC.
filed 2010-11-12
CIK 1352858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 12, 2010 the registrant’s outstanding common stock consisted of 86,386,636 shares.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Consolidated Financial Statements
For the three months ended September 30, 2010 and 2009

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Consolidated Balance Sheets

	September 30, 2010 $	June 30, 2010 $
	(unaudited)
ASSETS

Current assets

Cash	29,728	11,396
Accounts receivable	7,823	2,492
Inventory	276,082	300,698
Prepaid expenses and deposits	5,748	9,866

Total current assets	319,381	324,452

Property and equipment, net	13,013	40,466
Advances receivable, net	9,928	10,568

Total assets	342,322	375,486

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Bank indebtedness	18,921	19,532
Accounts payable	223,433	219,273
Accrued liabilities	11,309	3,843
Customer deposits	184,238	144,029
Due to related party	392,845	426,882
Current portion of loans payable	-	9,406

Total current liabilities	830,746	822,965

Loans payable, long-term	-	18,025
Loans payable to related party, long term	123,000	70,000

Total liabilities	953,746	910,990

Stockholders’ deficit

Common stock Authorized: 200,000,000 shares, par value $0.001 per share Issued and outstanding: 81,186,516 shares (June 30, 2010 – 106,186,516 shares)	81,187	106,187

Additional Paid in Capital	519,063	494,063
Accumulated deficit	(1,211,674)	(1,135,754)

Total stockholders’ deficit	(611,424)	(535,504)

Total liabilities and stockholders’ deficit	342,322	375,486

(The accompanying notes are an integral part of these consolidated financial statements)

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Consolidated Statements of Operations
Unaudited

	For the three months ended September 30, 2010 $	For the three months ended September 30, 2009 $

Revenue	205,443	116,806
Cost of goods sold	123,135	72,735

Gross profit	82,308	44,071

Operating expenses

Advertising and promotion	14,370	10,370
Automotive	1,604	2,663
Bad debts	(500)	(5,450)
Consulting fees	1,500	8,256
Depreciation	3,600	2,753
Insurance	3,216	2,690
Office and miscellaneous	5,910	8,829
Professional fees	40,922	3,151
Rent and utilities	25,251	24,189
Telephone and internet	4,000	4,803
Travel	127	1,648
Wages and benefits	54,197	9,785

Total operating expenses	154,197	73,687

Loss from operations	(71,889)	(29,616)

Other income(expenses)
Interest income	910	-
Interest and bank charges	(7,812)	(5,109)
Gain on disposal of property and equipment	2,871	-

Total other expenses	(4,031)	(5,109)

Loss before income taxes	(75,920)	(34,725)

Income taxes (recovery)	-	-

Net loss for the period	(75,920)	(34,725)

Net loss per share, basic and diluted	(0.00)	(0.00)

Weighted average number of shares outstanding	98,306,081	46,731,516

(The accompanying notes are an integral part of these consolidated financial statements)

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Consolidated Statements of Stockholder’s Deficit
For the three month period ended September 30, 2010

	Common stock
	Number	Amount $	Additional Paid in Capital $	Accumulated deficit $	Total stockholders’ deficit $

Balance, June 30, 2010	106,186,516	106,187	494,063	(1,135,754)	(535,504)

Shares cancelled from former
director	(25,000,000)	(25,000)	25,000		–
Net loss for the period (unaudited)	–	–	–	(75,920)	(75,920)

Balance, September 30, 2010
(unaudited)	81,186,516	81,187	519,063	(1,211,674)	(611,424)

(The accompanying notes are an integral part of these consolidated financial statements)

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Consolidated Statements of Cash Flows
Unaudited

	For the three months ended September 30, 2010 $	For the three months ended September 30, 2009 $
Operating activities

Net loss for the period	(75,920)	(34,725)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,600	2,753
Gain on disposal of property and equipment	(2,871)	–

Changes in operating assets and liabilities:

Accounts receivable	(5,331)	(3,285)
Advances receivable	640	2,750
Inventory	24,616	29,650
Prepaid expenses and deposits	4,118	(8,674)
Accounts payable	3,453	(3,244)
Accrued liabilities	7,466	(1,843)
Due to related parties	(34,037)	–
Customer deposits	40,209	(3,890)
Corporate taxes	–	18,044

Net cash used in operating activities	(34,057)	(2,464)

Investing activities
Purchase of property and equipment	–	(2,844)

Net cash used in investing activities	–	(2,844)

Financing activities

Bank indebtedness, net	(611)	903
Loans payable, net	–	5,057
Loans provided by related parties, net	53,000	1,092

Net cash provided by financing activities	52,389	7,052

Change in cash	18,332	1,744

Cash, beginning of period	11,396	3,683

Cash, end of period	29,728	5,427

Non-cash investing and financing activities:

Cancellation of shares	25,000	–

Supplemental disclosures:

Interest paid	4,392	4,570
Income taxes paid	–	–

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Notes to the Consolidated Financial Statements
For the three months ended September 30, 2010 and 2009

1.  Interim Financial Statements

While the information presented in the accompanying three months to September 30, 2010, interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the Company’s financial statements for the year ended June 30, 2010. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending June 30, 2011.

2.  Nature of Operations and Continuance of Business

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

AGR Stone & Tools USA, Inc. (“AGR USA”) was incorporated in the State of Texas on December 23, 2004, and is a manufacturer of diamond tooling and related products. The Company specializes in producing consumable tools for the natural stone, engineered stone, concrete and masonry industries.

Effective May 27, 2010, the Company closed a share exchange agreement with AGR USA, whereby the Company acquired all of the issued and outstanding shares of AGR USA. For financial statement reporting purposes, the share exchange was treated as a reverse acquisition with AGR USA deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with ASC 805-10-40, “Business Combinations – Reverse Acquisitions”. The reverse merger is deemed a recapitalization and the consolidated financial statements represent the continuation of the financial statements of AGR USA (the accounting acquirer/legal subsidiary) except for its capital structure, and the consolidated financial statements reflect the assets and liabilities of AGR USA, recognized and measured at their carrying value before the combination and the assets and liabilities of the Company (the accounting acquiree/legal parent). The equity structure reflects the equity structure of the Company, the legal parent, and the equity structure of AGR USA, the accounting acquirer, as restated using the exchange ratios established in the share exchange agreement to reflect the numbers of shares of the legal parent.

3.  Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at September 30, 2010, the Company has a working capital deficit of $511,365 and has an accumulated deficit of $1,211,674 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Notes to the Consolidated Financial Statements
For the three months ended September 30, 2010 and 2009

4.  Summary of Significant Accounting Policies

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

c) Reclassification in prior period

Certain reclassifications to the financial statements have been made to prior period amounts to conform to the presentation of the current period.

d) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  There were no cash equivalents at September 30, 2010, and June 30, 2010.

e) Accounts Receivable

The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on the age of receivables and the specific identification of receivables the Company considers at risk. The allowance for doubtful accounts was $0 at September 30, 2010, and June 30, 2010.

f) Advances Receivable

The Company advanced amounts to two independent contractors who earn commissions for sales generated. On October 31, 2009, the Company placed these independent contractors on the payroll and ceased all advances. The Company obtained two promissory notes, each in the amount of $61,300, from these independent contractors for the amounts owed.  The notes carry an interest rate of 3% and are reduced by semi-monthly payroll deductions of $129.17, which are composed of principal and interest. The term of the notes is 5 years and a balloon payment is due at the end of the term of the loan for any unpaid principal and interest. The payments under these notes are deducted from the employees’ paychecks on a semi-monthly basis. The Company has recorded an allowance for doubtful accounts in the amount of $110,975 and $110,975 as of September 30, 2010, and June 30, 2010, respectively. The amount reserved is equal to the balloon payment due on the notes.

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Notes to the Consolidated Financial Statements
For the three months ended September 30, 2010 and 2009

4.  Summary of Significant Accounting Policies (continued)

g) Inventory

Inventory consists of diamond tools and is carried at the lower of cost and market value. The Company uses the FIFO inventory costing method.

h) Property and Equipment

Property and equipment are stated at cost. The Company depreciates the cost of property and equipment straight-line over their estimated useful lives:

Automotive	3 years
Computer equipment	3 years
Furniture and equipment	5 years

The depreciation expense for the three months ended September 30, 2010 and 2009 was $3,600 and $2,753, respectively.

i) Corporate Taxes Receivable

Corporate taxes receivable pertain to refundable amounts owed to the Company for corporate taxes from the United States Treasury. These amounts are recorded at the value anticipated to be received based on tax returns filed.

j) Long-lived Assets

In accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.  There was no impairment of long-lived assets for years ended September 30, 2010, and June 30, 2010.

k) Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Notes to the Consolidated Financial Statements
For the three months ended September 30, 2010 and 2009

4.  Summary of Significant Accounting Policies (continued)

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

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the three months ended September 30, 2010, and June 30, 2010, there were no charges for interest or penalties.

l) Revenue Recognition

The Company earns revenue from the sale of diamond tooling and related products. The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition”. Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the goods have been delivered, and collectability is reasonably assured. Sales returns are recognized as incurred.  The amount of returns is not significant and the Company evaluates the need to record an allowance for each reporting period.

m) Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures”, and ASC 825, “Financial Instruments”, require an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instruments categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Notes to the Consolidated Financial Statements
For the three months ended September 30, 2010 and 2009

4.  Summary of Significant Accounting Policies (continued)

n) Concentrations

As at September 30, 2010, 76% (June 30, 2010 – 89%) of accounts receivable were comprised of two customers (June 30, 2010 – four customers). As at September 30, 2010, the specific concentrations of each customer included in this total were 57% and 20%. As at June 30, 2010, the specific concentrations of each customer included in this total were 40%, 17%, 16% and 16%.  During the three month period ended September 30, 2010, the Company had three customers that totaled 54% of its revenue. The specific concentrations of each customer included in this total were 29%, 15% and 10%.

o) Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation Stock Compensation”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

p) Earnings (Loss) Per Share

The Company computes earnings per share (“EPS’) in accordance with ASC 260, “Earnings Per Share”.  ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g. convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. There Company did not have any potentially dilutive shares as of September 30, 2010 and June 30, 2010.

q) Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2010, and June 30, 2010, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Notes to the Consolidated Financial Statements
For the three months ended September 30, 2010 and 2009

4.  Summary of Significant Accounting Policies (continued)

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

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the products essential functionality shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on July 1, 2011.

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

5.  Property and Equipment

	September 30, 2010 Net carrying value $	June 30, 2010 Net carrying value $

Automotive	-	27,066
Computer equipment	4,765	4,922
Furniture and equipment	8,248	8,478

	13,013	40,466

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Notes to the Consolidated Financial Statements
For the three months ended September 30, 2010 and 2009

6.  Bank Indebtedness

The Company has a revolving bank credit line with a limit of $24,300 which bears interest at 9.75% per annum and is secured by a personal guarantee of the Vice-President of the Company. The balance in this account at September 30, 2010, was $18,921 (June 30, 2010 – $19,532).

7.  Related Party Transactions

a)
During the three months ended September 30, 2010, the Company incurred consulting fees of $Nil (2009 – $8,256) and rent of $1,500 (2009 – $3,000) to the President of the Company. As at September 30, 2010, the Company owes $1,000 to the President of the Company.

b)
During the three months ended September 30, 2010, the Company incurred consulting fees of $Nil (2009 – $Nil) and rent of $1,500 (2009 – $1,500) to the Secretary and Treasurer of the Company.  As of September 30, 2010 the Company owes $22,037 to the Secretary and Treasurer of the Company.

c)	During the three months ended September 30, 2010, the Company cancelled 25,000,000 shares from the former President of the Company.

d)	As at September 30, 2010, the Company owes a total of $58,000 (June 30, 2010 – $59,370) to the Secretary/Treasurer of the Company which bear 4% interest, is unsecured and due on July 1, 2015.

e)	As at September 30, 2010, the Company owes $2,561 (June 30, 2010 – $900) to a director of the Company.

f)
As at September 30, 2010, the Company owes $25,000 to the President of the Company pursuant to a promissory note, maturing on July 1, 2015. The note bears interest at 4% and all accrued interest and principal is due upon maturity.

g)	As at September 30, 2010, the Company owes $391,697 to a shareholder for expenses paid on behalf of the Company.

h)
As at September 30, 2010, the Company owes $40,000 to a shareholder pursuant to a note, maturing on July 15, 2015. The note bears an interest at 4% and all accrued interest and principal is due upon maturity.

8.  Common Stock

Stock transactions during the three months ended September 30, 2010:

a)  On September 1, 2010, the Company cancelled 25,000,000 shares from the former President of the Company.

9.  Litigation

The Company is not aware of any pending or threatened litigation through the date of these financial statements.

10.  Subsequent Events

On October 6, 2010, the Company issued 5,200,120 shares of common stock to four of its creditors to repay the amount of $520,012 owed to them as of that date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report, the terms "we", "us" and "our" mean AGR Tools, Inc., unless otherwise indicated. All currency references in this report are to U.S. dollars unless otherwise noted.

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

Business Overview

We were incorporated under the name “Laburnum Ventures Inc.” on March 11, 2004, under the laws of the State of Nevada. Until recently, we were a pre-exploration stage company engaged in the acquisition and exploration of mineral properties. We formerly owned a 100% undivided interest in a mineral property located in the Province of British Columbia, Canada known as the Sum Mineral Claim, but we decided not to pursue this claim.

On July 21, 2009, we entered into a share exchange agreement (the “Original Share Exchange Agreement”) with AGR Stone & Tools USA, Inc., a private Texas company (“AGR USA”).  Pursuant to the terms of the Original Share Exchange Agreement, we agreed to acquire all of the outstanding shares of AGR USA from its shareholders in exchange for our shares on a one-for-one basis which, if completed, would result in AGR USA becoming our wholly owned subsidiary.

On September 15, 2009, in contemplation of the completion of the share exchange with AGR USA, we completed a name change from Laburnum Ventures Inc. to AGR Tools, Inc. in accordance with Nevada law.

On October 29, 2009, pursuant to the terms of the Original Share Exchange Agreement, we agreed to terminate the Original Share Exchange Agreement with AGR USA and enter into a new share exchange agreement (the “New Share Exchange Agreement”). Under the New Share Exchange Agreement, we agreed to carry out the exchange of shares with the shareholders of AGR USA through a statutory process pursuant to Part 5 of the Texas Business Corporation Act in order to effect the transaction in a more efficient manner.

The closing of the transactions contemplated by the New Share Exchange Agreement occurred on May 27, 2010, at which time AGR USA became our wholly-owned operating subsidiary and we adopted the business of AGR USA. In connection with the closing, we issued 46,186,516 shares of our common stock to the shareholders of AGR USA and our former sole officer and director, Thomas Brown, cancelled 25,000,000 shares of our common stock held in his name.

We are now a Texas-based company in the business of manufacturing and selling tooling and accessories to the construction, building, maintenance and demolition industries in the United States and Canada. Tooling is the consumable disposal portion of a tool that makes the tool work.  It wears out as the tool is operated, and as a result, demand for our products is driven by the need for original and replacement tool parts, not the tools themselves. We currently sell more than 700 products through our stocking dealer network, which consists of 29 dealers in 23 U.S. states and territories, and three dealers in two Canadian provinces. Our products include diamond-based blades, diamond drill bits, diamond cup wheels, resin polyesters, glues, inks, resin-based waterproof grinding stones and diamond polishing pads, all of which are manufactured in a number of different sizes.

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

Results of Operations

Revenues

We generated revenue of $205,443 during the three months ended September 30, 2010, compared to revenue of $116,806 during the three months ended September 30, 2009. The increase in revenue between the two periods was primarily due to an increase in our building activities in the current fiscal year. During the same periods our cost of goods sold increased to $123,135 from $72,735 as a result of the aforementioned increase in building activities. Consequently, we yielded gross profit of $82,308 during the three months ended September 30, 2010, compared to gross profit of $44,071 during the same period in 2009.

Expenses

During the three months ended September 30, 2010, our total operating expenses were $154,197, compared to total operating expenses of $73,687 during the same period in our prior fiscal year. The increase in our operating expenses between the two periods was primarily due to an increase in our wages and benefits from $9,785 to $54,197, and an increase in our professional fees from $3,151 to $40,922, both of which were offset to some extent by decreases in our consulting fees. The significant increase in our professional fees (which include legal, accounting and auditing fees) occurred as a result of AGR USA’s transition from being a private company to our wholly-owned subsidiary.

We incurred a loss from operations of $71,889 during the three months ended September 30, 2010, compared to a loss from operations of $29,616 during the three months ended September 30, 2009. Our total other expenses during the three months ended September 30, 2010, were $4,031, whereas they were $5,109 during the same period in our prior fiscal year.

Net Loss

During the three months ended September 30, 2010, we incurred a net loss of $75,920, whereas we incurred a net loss of $34,725 during the same period in our prior fiscal year. We did not experience any net loss per share during either of these periods.

Liquidity and Capital Resources

As of September 30, 2010, we had $29,728 in cash, $342,322 in total assets, $953,746 in total liabilities and a working capital deficit of $511,365. As of September 30, 2010, we had an accumulated deficit of $1,211,674.

During the three months ended September 30, 2010, we spent $34,057 on operating activities, compared to spending of $2,464 on operating activities during the three months ended September 30, 2009. The increase in our expenditures on operating activities between the two periods was primarily due to an increase in our building activities as noted above as well as an increase in our net loss for the period. Customer deposits provided $40,209 in cash during the three months ended September 30, 2010, whereas we used $3,890 in cash on customer deposits during the same period in our prior fiscal year. We also spent $34,037 on amounts due to related parties during our current fiscal year and did not receive any cash from corporate taxes, compared to spending $0 and receiving $18,044 from the same sources, respectively, during the three months ended September 30, 2009.

We did not spend any cash on investing activities during the three months ended September 30, 2010, whereas we spent $2,844 on investing activities during the same period in 2009. Our only investing activities during the prior period involved purchases of property and equipment.

During the three months ended September 30, 2010, we received $52,389 from financing activities, including $53,000 in the form of loans from related parties. During the three months ended September 30, 2009, we only received $7,052 from financing activities, $5,057 of which was attributable to loans payable.

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

Going Concern

Our financial statements for the three months ended September 30, 2010 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 3 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of November 12, 2010 we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Changes in Internal Control

During the three months ended September 30, 2010 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  (Removed and Reserved)

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

AGR Tools, Inc.
(Registrant)

Date: November 12, 2010	By:	/s/ Rock Rutherford
Rock Rutherford
President, Chief Executive Officer, Director