Form 10-Q
period 2010-12-31
AGR TOOLS, INC.
filed 2011-02-08
CIK 1352858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

As of February 8, 2011 the registrant’s outstanding common stock consisted of 86,686,636 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Consolidated Balance Sheets

	December 31, 2010 $	June 30, 2010 $
	(unaudited)
ASSETS

Current assets

Cash	29,472	11,396
Accounts receivable	2,715	2,492
Inventory	242,719	300,698
Prepaid expenses and deposits	3,500	9,866

Total current assets	278,406	324,542

Property and equipment, net	11,888	40,466
Advances receivable, net	9,284	10,568

Total assets	299,578	375,486

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities

Bank indebtedness	21,299	19,532
Accounts payable	178,662	219,273
Accrued liabilities	14,196	3,843
Customer deposits	105,601	144,029
Due to related party	-	426,882
Convertible debt, net of discount	16,852	-
Current portion of loans payable	-	9,406

Total current liabilities	336,610	822,965

Loans payable, long-term	-	18,025
Loans payable to related party, long term	-	70,000

Total liabilities	336,610	910,990

Stockholders’ deficit

Common stock Authorized: 200,000,000 shares, par value $0.001 per share Issued and outstanding: 86,686,636 shares (June 30, 2010 – 106,186,516 shares)	86,687	106,187
Additional Paid in Capital	1,131,081	494,063
Accumulated deficit	(1,254,800)	(1,135,754)

Total stockholders’ deficit	(37,032)	(535,504)

Total liabilities and stockholders’ deficit	299,578	375,486

(The accompanying notes are an integral part of these consolidated financial statements)

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Consolidated Statements of Operations
Unaudited

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009
	$		$
Revenue	110,718	105,117	316,161	221,923
Cost of goods sold	60,642	69,913	183,777	142,648

Gross profit	50,076	35,204	132,384	79,275

Operating expenses

Advertising and promotion	3,561	4,484	17,931	14,854
Automotive	1,022	2,281	2,626	4,944
Bad debts	(15,000)	(700)	(15,500)	(6,150)
Consulting fees	5,037	259	6,537	8,515
Depreciation	1,125	2,754	4,725	5,507
Insurance	2,532	3,057	5,748	5,747
Office and miscellaneous	2,499	4,691	8,409	13,520
Professional fees	882	1,791	41,804	4,942
Rent and utilities	32,588	24,361	57,839	48,550
Telephone and internet	1,598	5,371	5,598	10,174
Travel	350	1,048	477	2,696
Wages and benefits	43,972	9,267	98,169	19,052

Total operating expenses	80,166	58,664	243,363	132,351

Loss from operations	(30,090)	(23,460)	(101,979)	(53,076)

Other income(expenses)
Interest income	906	-	1,816	-
Interest and bank charges	(13,942)	(6,935)	(21,755)	(12,044)
Gain on disposal of property and equipment	-	-	2,872	-

Total other expenses	(13,036)	(6,935)	(17,067)	(12,044)

Loss before income taxes	(43,126)	(30,395)	(119,046)	(65,120)

Income taxes (recovery)	-	-	-	-

Net loss for the year	(43,126)	(30,395)	(119,046)	(65,120)

Net loss per share, basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding	86,265,976	46,881,516	92,286,029	46,806,516

(The accompanying notes are an integral part of these consolidated financial statements)

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Consolidated Statements of Stockholder’s Deficit
For the six months ended December 31, 2010

	Common stock		Additional	Accumulated	Total stockholders’
	Number	Amount $	Paid in Capital $	deficit $	deficit $

Balance, June 30, 2010	106,186,516	106,187	494,063	(1,135,754)	(535,504)

Shares cancelled from former
director	(25,000,000)	(25,000)	25,000		–
Extinguishment of related party
debt	5,200,120	5,200	514,812	–	520,012
Discount on debt	–	–	82,506	–	82,506
Share issued for consulting fees	300,000	300	14,700		15,000
Net loss for the period (unaudited)	–	–	–	(119,046)	(119,046)

Balance, December 31, 2010
(unaudited)	86,686,636	86,687	1,131,081	(1,254,800)	(37,032)

(The accompanying notes are an integral part of these consolidated financial statements)

AGR TOOLS, INC.
(formally known as Laburnum Ventures, Inc.)
Consolidated Statements of Cash Flows
Unaudited

	Six months ended
	December 31,
	2010	2009
Operating activities
Net loss for the period	(119,046)	(65,120)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	4,725	5,507
Debt discount amortization	9,358	-
Shares issued for consulting fees	15,000	-
Loss on disposal of property and equipment	(2,871)	-
Changes in operating assets and liabilities:
Accounts receivable	(223)	1,090
Advances receivable	1,286	1,972
Inventory	57,979	(10,416)
Prepaid expenses and deposits	6,366	(10,588)
Accounts payable	(41,319)	4,299
Accrued liabilities	10,357	(2,711)
Due to related parties	(34,874)	-
Customer deposits	(38,428)	34,449
Corporate taxes	-	18,044

Net cash used in operating activities	(131,690)	(23,474)
Investing activities
Purchase of property and equipment	-	(2,844)

Net cash used in investing activities	-	(2,844)
Financing activities
Bank indebtedness, net	1,766	1,647
Loans payable, net	-	2,727
Loans provided by related parties, net	58,000	44,295
Convertible debt, net	90,000	-

Net cash provided by financing activities	149,766	48,669

Change in cash	18,076	22,351
Cash, beginning of year	11,396	3,683
Cash, end of year	29,472	26,034

Non-cash investing and financing activities:
Debt exchanged for shares	520,012	-
Beneficial conversion feature of short term debt	82,506	-
Cancellation of shares	25,000	-

(The accompanying notes are an integral part of these consolidated financial statements)

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Notes to the Consolidated Financial Statements
For the three and six months ended December 31, 2010 and 2009

1.   Interim Financial Statements

While the information presented in the accompanying three and six months to December 31, 2010, interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the Company’s financial statements for the year ended June 30, 2010. Operating results for the three and six months ended December 31, 2010 are not necessarily indicative of the results that can be expected for the year ending June 30, 2011.

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

3.   Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at December 31, 2010, the Company has a working capital deficit of $58,204 and has an accumulated deficit of $1,254,800 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Notes to the Consolidated Financial Statements
For the three and six months ended December 31, 2010 and 2009

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

d)  Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  There were no cash equivalents at December 31, 2010 and June 30, 2010.

e)  Accounts Receivable

The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on the age of receivable and the specific identification of receivables the Company considers at risk. The allowance for doubtful accounts was $0 at December 31, 2010, and June 30, 2010.

f)  Advances Receivable

The Company advanced amounts to two independent contractors who earn commissions for sales generated. On October 31, 2009, the Company placed these independent contractors on the payroll and ceased all advances.  The Company obtained two promissory notes, each in the amount of $61,300, from these independent contractors for the amounts owed.  The notes carry an interest rate of 3% and are reduced by semi-monthly payroll deductions of $129.17, which are composed of principal and interest.  The term of the notes is 5 years and a balloon payment is due at the end of the term of the loan for any unpaid principal and interest.  The payments under these notes are deducted from the employees’ paychecks on a semi-monthly basis.  The Company has recorded an allowance for doubtful accounts in the amount of $110,975 and $110,975 as of December 31, 2010, and June 30, 2010, respectively.  The amount reserved is equal to the balloon payment due on the notes.

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Notes to the Consolidated Financial Statements
For the three and six months ended December 31, 2010 and 2009

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

The depreciation expense for the three and six months ended December 31, 2010 was $1,125 and $4,725 (December 31, 2009: $2,754 and $5,507) respectively.

i)  Corporate Taxes Receivable

Corporate taxes receivable pertain to refundable amounts owed to the Company for corporate taxes from the United States Treasury.  These amounts are recorded at the value anticipated to be received based on tax returns filed.

j)  Long-lived Assets

In accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.  There was no impairment of long-lived assets for periods ended December 31, 2010, and June 30, 2010.

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

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Notes to the Consolidated Financial Statements
For the three and six months ended December 31, 2010 and 2009

4.   Summary of Significant Accounting Policies (continued)

The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company files federal, state and local income tax returns in the U.S., as applicable. The open taxation years range from 2007 to 2009. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three and six year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of the U.S. have not audited any of the Company’s income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the three and six months ended December 31, 2010, and June 30, 2010, there were no charges for interest or penalties.

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

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Notes to the Consolidated Financial Statements
For the three and six months ended December 31, 2010 and 2009

4.   Summary of Significant Accounting Policies (continued)

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

n)  Concentrations

As at December 31, 2010, 92% (June 30, 2010 – 89%) of accounts receivable were comprised of three customers (June 30, 2010 – four customers). As at December 31, 2010, the specific concentrations of each customer included in this total were 51%, 21%, and 20%.  As at June 30, 2010, the specific concentrations of each customer included in this total were 40%, 17%, 16% and 16%.  During the six month period ended December 31, 2010, the Company had three customers that totaled 51% of its revenue. The specific concentrations of each customer included in this total were 26%, 14% and 11%.

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

p)  Earnings (Loss) Per Share

The Company computes earnings per share (“EPS’) in accordance with ASC 260, “Earnings Per Share”.  ASC 260 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g. convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. All potentially dilutive shares as of December 31, 2010 were anti dilutive. There were no potentially dilutive shares as of June 30, 2010.

q)  Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2010 and June 30, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Notes to the Consolidated Financial Statements
For the three and six months ended December 31, 2010 and 2009

4.   Summary of Significant Accounting Policies (continued)

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

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Notes to the Consolidated Financial Statements
For the three and six months ended December 31, 2010 and 2009

5.   Property and Equipment

	December 31, 2010 Net carrying value $	June 30, 2010 Net carrying value $

Automotive	-	27,066
Computer equipment	4,024	4,922
Furniture and equipment	7,824	8,478

	11,888	40,466

6.   Bank Indebtedness

The Company has a revolving bank credit line with a limit of $24,300 which bears interest at 9.75% per annum and is secured by a personal guarantee of the Vice-President of the Company.  The balance in this account at December 31, 2010 was $21,299 (June 30, 2010 - $19,532).

7.   Convertible Notes

During the period ended December 31, 2010, the Company issued two convertible notes for total principal of $90,000. These convertible notes of $45,000 each are convertible at the greater of a fixed conversion price of $0.00009 or 55% of the lowest average 3 trading price over 10 days preceding the day of the note.  In addition, there is a cap on the conversion of the notes to prevent a derivative and these subordinated convertible debentures may have conversion prices that at issuance could be lower than the fair market value of the underlying stock.

In addition, the Company recognized and measured the embedded beneficial conversion feature present in the convertible debts by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital.  The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the convertible debt.  This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt. This beneficial conversion feature is amortized as a non-cash interest expense from the issuance date of the debenture through the earlier of the stated redemption date, which is nine months from issuance, or conversion into common stock. The amortization was calculated on a quarterly basis. The offset was a credit to the discount.  The notes were discounted $82,506 at issuance for a carrying value of $7,494.  During the period ending December 31, 2010, the notes were accreted $9,358 and have a balance as of December 31, 2010 of $16,852.

8.   Related Party Transactions

a)
During the three and six months ended December 31, 2010, the Company incurred consulting fees of $Nil (2009: $8,515 and $259) and rent of $3,000 and $1,500 (2009: $3,000 and $1,500) to the President of the Company. As at December 31, 2010, the Company owed $2,000 to the President of the Company.

b)
During the three and six months ended December 31, 2010, the Company incurred consulting fees of $Nil (2009 - $Nil) and rent of $3,000 and $1,500 (2009: $3,000 and $1,500) to the Secretary and Treasurer of the Company.  As of December 31, 2010, the Company owed $551 to the Secretary and Treasurer of the Company.

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Notes to the Consolidated Financial Statements
For the three and six months ended December 31, 2010 and 2009

8.   Related Party Transactions (continued)

c)	During the period ended December 31, 2010, the Company cancelled 25,000,000 shares from the former President of the Company.

d)
As at December 31, 2010, the Company owes a total of $Nil (June 30, 2010 - $59,370) to the Secretary/Treasurer of the Company which bear 4% interest, is unsecured and due on July 1, 2015. $80,844 of debt was exchanged for 808,440 shares on October 6, 2010.

e)
On October 6, 2010, the Company issued 5,200,120 shares to related parties to extinguish $520,012 in debt at $0.10 per share.  This per share valuation exceeded the market value on the date of grant, and the resulting gain was recorded as a contribution to additional paid in capital.

9.   Common Stock

Stock transactions during the three and six months ended December 31, 2010:

a)	On September 1, 2010, the Company cancelled 25,000,000 shares from the former President of the Company.

b)
On October 6, 2010, the Company issued 5,200,120 shares to related parties to extinguish $520,012 in debt at $0.10 per share.  This per share valuation exceeded the market value on the date of grant, and the resulting gain was recorded as a contribution to additional paid in capital.

c)	On December 31, 2010, the Company issued 300,000 shares at $0.05 per share for payment of consulting fees.

10.   Litigation

The company is not aware of any pending or threatened litigation through the date of these financial statements.

11.   Subsequent Events

There are no subsequent events to disclose through the date of this filing.

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

Results of Operations

For the Three Months Ended December 31, 2010

We generated revenue of $110,718 during the three months ended December 31, 2010, compared to revenue of $105,117 during the three months ended December 31, 2009. The increase in revenue between the two periods was primarily due to an increase in our building activities in the current fiscal year. During the same periods our cost of goods sold decreased to $60,642 from $69,913. Consequently, we yielded gross profit of $50,076 during the three months ended December 31, 2010, compared to gross profit of $35,204 during the same period in 2009.

During the three months ended December 31, 2010, our total operating expenses were $80,166, compared to total operating expenses of $58,664 during the same period in our prior fiscal year. The increase in our operating expenses between the two periods was primarily due to an increase in our wages and benefits from $9,267 to $43,972, and an increase in our rent and utilities from $24,361 to $32,588.

We incurred a loss from operations of $30,090 during the three months ended December 31, 2010, compared to a loss from operations of $23,460 during the three months ended December 31, 2009. Our total other expenses during the three months ended December 31, 2010, were $13,036, whereas they were $6,935 during the same period in our prior fiscal year. The vast majority of these other expenses consisted of interest and bank charges.

During the three months ended December 31, 2010, we incurred a net loss of $43,126, whereas we incurred a net loss of $30,395 during the same period in our prior fiscal year. We did not experience any net loss per share during either of these periods.

For the Six Months Ended December 31, 2010

During the six months ended December 31, 2010, we generated revenue of $316,161, compared to revenue of $221,923 during the six months ended December 31, 2009. The increase in revenue between the two periods was primarily due to an increase in our building activities in the current fiscal year. During the same periods our cost of goods sold increased to $183,777 from $142,648 as a result of the aforementioned increase in building activities. Consequently, we yielded gross profit of $132,384 during the six months ended December 31, 2010, compared to gross profit of $79,275 during the same period in 2009.

During the six months ended December 31, 2010, our total operating expenses were $243,363, compared to total operating expenses of $132,351 during the same period in our prior fiscal year. The increase in our operating expenses between the two periods was primarily due to an increase in our wages and benefits from $19,052 to $98,169, and an increase in our professional fees from $4,942 to $41,804, both of which were offset to some extent by decreases in our office and miscellaneous expenses. The significant increase in our professional fees (which include legal, accounting and auditing fees) occurred as a result of AGR USA’s transition from being a private company to our wholly-owned subsidiary.

We incurred a loss from operations of $101,979 during the six months ended December 31, 2010, compared to a loss from operations of $53,076 during the six months ended December 31, 2009. Our total other expenses during the six months ended December 31, 2010, were $17,067, whereas they were $12,044 during the same period in our prior fiscal year. The vast majority of these other expenses also consisted of interest and bank charges.

During the six months ended December 31, 2010, we incurred a net loss of $119,046, whereas we incurred a net loss of $65,120 during the same period in our prior fiscal year. We did not experience any net loss per share during either of these periods.

Liquidity and Capital Resources

As of December 31, 2010, we had $29,472 in cash, $299,578 in total assets, $336,610 in total liabilities and a working capital deficit of $58,204. As of December 31, 2010, we had an accumulated deficit of $1,254,800.

During the six months ended December 31, 2010, we spent $131,690 on operating activities, compared to spending of $23,474 on operating activities during the six months ended December 31, 2009. The increase in our expenditures on operating activities between the two periods was primarily due to an increase in our building activities as noted above as well as an increase in our net loss for the period. We used $38,428 in cash on customer deposits during the six months ended December 31, 2010, whereas such deposits provided $34,449 in cash during the same period in our prior fiscal year. We also spent $34,870 on amounts due to related parties and $41,319 on accounts payable during our current fiscal year, compared to spending $0 and receiving $4,299 from the same sources, respectively, during the six months ended December 31, 2009. This spending was counterbalanced by our receipt of $57,979 in cash from the sale of inventory during the current period, compared to our spending of $10,416 on inventory during the six months ended December 31, 2009.

We did not spend any cash on investing activities during the six months ended December 31, 2010, whereas we spent $2,844 on investing activities during the same period in 2009. Our only investing activities during the prior period involved purchases of property and equipment.

During the six months ended December 31, 2010, we received $149,766 from financing activities, including $58,000 in the form of loans from related parties and $90,000 in the form of convertible debt. During the six months ended December 31, 2009, we only received $48,669 from financing activities, $44,295 of which was attributable to related party loans.

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

We intend to raise the additional funds we require from the sale of our equity securities or loans from related parties, as we do not believe we will be able to raise a material amount of capital from debt financing at this time. There is no assurance that we will be able to secure the necessary financing from the sale of our securities or loans from related parties. If we are unable to raise sufficient funds to finance our operations our business may fail. In addition, if we are unable to raise the funds required to expand our operations, we may be forced to proceed with a scaled back business plan based on our available financial resources.

Going Concern

Our financial statements for the three and six months ended December 31, 2010 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 3 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of February 8, 2011 we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Changes in Internal Control

During the three months ended December 31, 2010 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AGR Tools, Inc.
(Registrant)

Date: February 8, 2011	/s/ Rock Rutherford
Rock Rutherford
President, Chief Executive Officer, Director