Form 10-K/A
period 2010-06-30
AGR TOOLS, INC.
filed 2011-05-02
CIK 1352858

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

EXPLANATORY NOTE

We are filing this amended annual report on Form 10-K/A to amend our annual report on Form 10-K for the fiscal year ended June 30, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2010. This amendment is being filed to modify certain financial statement disclosure in response to comments of the SEC as well as to disclose the resignation of our Chief Financial Officer and Principal Accounting Officer and the appointment of his successor on the date of the Form 10-K filing. Other than as described above, this Form 10-K/A speaks as of the original Form 10-K filing date, does not reflect any events that may have occurred since that date and does not materially amend or modify any disclosure made in the Form 10-K.

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

Current Business

We are a Texas-based company in the business of manufacturing and selling tooling and accessories to the construction, building, maintenance and demolition industries in the United States and Canada. Tooling is the consumable disposal portion of a tool that makes the tool work.  It wears out as the tool is operated, and as a result, demand for our products is driven by the need for original and replacement tool parts, not the tools themselves. We currently sell more than 700 products through our stocking dealer network, which consisted of 28 dealers in 22 U.S. states and three dealers in two Canadian provinces as of September 28, 2010. Our products include diamond-based blades, diamond drill bits, diamond cup wheels, resin polyesters, glues, inks, resin-based waterproof grinding stones and diamond polishing pads, all of which are manufactured in a number of different sizes.

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

Employees

As of September 28, 2010, we had nine employees all of whom we employed on a full time basis. We plan to hire additional employees in the next 12 months as we expand our operations.

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

/s/ M&K CPAS, PLLC
M&K CPAS, PLLC

Houston, Texas

September 28, 2010

www.mkacpas.com

AGR TOOLS, INC.
(formerly known as Laburnum Ventures Inc.)
Consolidated Balance Sheets

	June 30, 2010 $	June 30, 2009 $

ASSETS

Current assets

Cash	11,396	3,683
Accounts receivable	2,492	10,577
Corporate taxes receivable		18,044
Inventory	300,698	299,869
Prepaid expenses and deposits	9,866	4,938

Total current assets	324,542	337,111

Property and equipment, net	40,466	50,685
Advances receivable, net	10,568	13,597

Total assets	375,486	401,393

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities

Bank indebtedness	19,532	21,009
Accounts payable	196,852	155,553
Accounts payable – related parties	22,421	20,297
Accrued liabilities	3,843	110,751
Customer deposits	144,029	40,037
Due to related party	426,882	55,297
Current portion of loans payable	9,406	11,723

Total current liabilities	822,965	414,767

Loans payable, long-term	18,025	22,552
Loans payable to related party, long term	70,000	–

Total liabilities	980,990	437,319

Stockholders’ equity (deficit)

Common stock Authorized: 200,000,000 shares, par value $0.001 per share Issued and outstanding: 106,186,516 shares (2009 – 46,881,516 shares)	106,187	46,732
Additional Paid in Capital	494,063	677,727
Accumulated deficit	(1,135,754)	(760,385)

Total stockholders’ equity (deficit)	(535,504)	(35,926)

Total liabilities and stockholders’ equity (deficit)	375,486	401,393

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

Payment is collected in advance of shipment.  All goods are shipped FOB from the Company’s warehouse in Conroe, TX.  Title passes when the goods leave the Company’s dock.  The sale is recognized when shipment occurs.  Prices are set by a definitive dealer price list and are agreed upon before payment occurs or the goods are shipped.

Generally, the Company has are no special arrangements with dealers.  All sales are paid in advance and the Company generally does not allow returns for merchandise purchased by dealers.  The Company will, however, allow returns pertaining to the initial order placed by new dealers with a 20% restocking charge for those items that prove to be slow moving for their customer base.  No warranty is offered.  The amount of these returns is not significant and the Company evaluates the need to record an allowance each reporting period.

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

Item 9B. Other Information

On September 28, 2010 Michal Killman resigned as our Chief Financial Officer and Principal Accounting Officer as we appointed John Kuykendall, our Secretary, Treasurer and director, to fill the resulting vacancies.  Mr. Killman’s resignation was not the result of any disagreement with us regarding our operations, policies, practices or otherwise.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our executive officers and directors as of September 28, 2010.

Name	Age	Position
Rock Rutherford	65	President, Chief Executive Officer, Director
John Kuykendall	70	Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director
Michael Todd Rutherford	39	Vice President of Information Technology, Director

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

John Kuykendall – Chief Financial Officer, Principal Accounting Officer,Secretary, Treasurer, Director

John Kuykendall is 67 years of age and has been our Secretary and Treasurer since August 7, 2009, our Chief Financial Officer and Principal Accounting Officer since September 28, 2010 and our Director since September 9, 2010.

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

Audit Committee

On September 30, 2009 we established an audit committee and directed the audit committee to carry out its duties in accordance with a charter. A current copy of our audit committee charter is not yet available to our security holders on our website, but we plan to make it available in the near future. Rock Rutherford, John Kuykendall and Michael Todd Rutherford are the members of our audit committee.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Rock Rutherford (1) 238 Lakeview Circle Montgomery, TX 77356	27,305,000	33.6
Common Stock	John Kuykendall (2) 100 Lido Circle, Suite C-1 Lakeway, TX 78734	8,006,000	9.9
Common Stock	Michael Todd Rutherford (3) 101 Canterbury Drive Montgomery, TX 77356	4,000,000	4.9
	All Officers and Directors as a Group	39,311,000	48.4
Common Stock	Richard Smith 356 Southborough Drive West Vancouver, BC Canada V7S 1M1	6,931,727	8.5
Common Stock	Dominic Colvin Suite 192 – 14 Village Lane Okotoks, AB Canada T1S 1Z6	7,305,254	9.0

(1)	Mr. Rutherford is our President, Chief Executive Officer and director.

(2)	Mr. Kuykendall is our Chief Financial Officer, Principal Accounting Officer,Secretary, Treasurer and Director.

(3)	Mr. Rutherford is our Vice President of Information Technology and director.

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

During the year ended June 30, 2010, we incurred consulting fees of $Nil (2009 – $9,573) and rent of $6,000 (2009 – $6,000) to John Kuykendall, our Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director.

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

Date: April 29, 2011	AGR Tools, Inc.

	By:	/s/ Rock Rutherford
Rock Rutherford
President, Chief Executive Officer, Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Rock Rutherford	President, Chief Executive Officer, Director	April 29, 2011
Rock Rutherford

/s/ John Kuykendall	Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director	April 29, 2011
John Kuykendall

/s/ Michael Todd Rutherford	Vice President of Information Technology, Director	April 29, 2011
Michael Todd Rutherford