Form 10-Q
period 2011-03-31
AGR TOOLS, INC.
filed 2011-05-12
CIK 1352858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 12, 2011 the registrant’s outstanding common stock consisted of 84,598,176 shares.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Consolidated Financial Statements
For the three and nine months ended March 31, 2011 and 2010

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Consolidated Balance Sheets

	March 31, 2011 $	June 30, 2010 $
	(unaudited)
ASSETS

Current assets

Cash	8,138	11,396
Accounts receivable	2,421	2,492
Inventory	260,969	300,698
Prepaid expenses and deposits	12,518	9,866

Total current assets	284,046	324,542

Property and equipment, net	11,203	40,466
Advances receivable, net	4,371	10,568

Total assets	299,620	375,486

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities

Bank indebtedness	21,305	19,532
Accounts payable	184,080	196,852
Accounts payable – related parties	551	22,421
Accrued liabilities	52,708	3,843
Customer deposits	116,362	144,029
Due to related party	-	426,882
Convertible debt, net of discount	43,696	-
Current portion of loans payable to related party	9,000	-
Current portion of loans payable	-	9,406

Total current liabilities	427,702	822,965

Loans payable, long-term	-	18,025
Loans payable to related party, long term	-	70,000

Total liabilities	427,702	910,990

Stockholders’ deficit

Common stock Authorized: 200,000,000 shares, par value $0.001 per share Issued and outstanding: 84,598,176 shares (June 30, 2010 – 106,186,516 shares)	84,599	106,187

Additional paid in capital	1,133,169	494,063
Accumulated deficit	(1,345,850)	(1,135,754)

Total stockholders’ deficit	(128,082)	(535,504)

Total liabilities and stockholders’ deficit	299,620	375,486

(The accompanying notes are an integral part of these consolidated financial statements)

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Consolidated Statements of Operations
Unaudited

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
	$		$
Revenue	59,192	158,138	375,353	357,742
Cost of goods sold	32,604	68,590	216,381	207,403

Gross profit	26,588	89,548	156,972	150,339

Operating expenses

Advertising and promotion	865	7,067	18,796	29,761
Automotive	1,427	2,430	4,053	7,374
Bad debts	6,596	1,870	(8,904)	(4,280)
Consulting fees	-	735	6,537	12,969
Depreciation	686	3,609	5,411	9,116
Insurance	804	2,429	6,552	8,176
Office and miscellaneous	4,579	15,738	12,988	20,525
Professional fees	19,775	21,964	61,579	5,369
Rent and utilities	8,281	14,966	66,120	72,805
Telephone and internet	1,632	5,271	7,230	15,445
Travel	200	1,772	677	4,468
Wages and benefits	39,395	100,980	137,564	127,158

Total operating expenses	84,240	195,359	318,603	308,886

Loss from operations	(57,652)	(105,811)	(159,631)	(158,547)

Other income(expenses)
Interest income	676	612	2,493	-
Interest and bank charges	(34,074)	(8,864)	(55,829)	(20,286)
Gain on disposal of property and equipment	-	-	2,871	-

Total other expenses	(33,398)	(8,252)	(50,465)	(20,286)

Loss before income taxes	(91,050)	(114,063)	(210,096)	(178,833)

Income taxes (recovery)	-	-	-	-

Net loss for the year	(91,050)	(114,063)	(210,096)	(178,833)

Net loss per share, basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding	85,039,073	46,844,016	89,905,642	46,881,516

(The accompanying notes are an integral part of these consolidated financial statements)

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Consolidated Statements of Stockholders’ Deficit
For the nine months ended March 31, 2011

			Additional		Total
	Common stock		Paid in	Accumulated	stockholders’
	Number #	Amount $	Capital $	deficit $	deficit $

Balance, June 30, 2010	106,186,516	106,187	494,063	(1,135,754)	(535,504)

Shares cancelled from former director	(27,088,460)	(27,088)	27,088		-
Extinguishment of related party debt	5,200,120	5,200	514,812	-	520,012
Discount on debt	-	-	82,506	-	82,506
Share issued for consulting fees	300,000	300	14,700		15,000
Net loss for the period (unaudited)	-	-	-	(210,096)	(210,096)

Balance, March 31, 2011 (unaudited)	84,598,176	84,599	1,133,169	(1,345,850)	(128,082)

(The accompanying notes are an integral part of these consolidated financial statements)

AGR TOOLS, INC.
(formally known as Laburnum Ventures, Inc.)
Consolidated Statements of Cash Flows
Unaudited

	Nine months ended
	March 31,
	2011	2010
Operating activities
Net loss for the period	(210,096)	(178,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,411	9,116
Bad debt expense	(8,904)	(4,280)
Debt discount amortization	36,202	3,570
Shares issued for consulting fees	15,000	-
Gain on disposal of property and equipment	(2,871)	-
Changes in operating assets and liabilities:
Accounts receivable	13,401	7,281
Advances receivable	1,772	2,393
Inventory	39,729	7,687
Prepaid expenses and deposits	(2,652)	(3,652)
Accounts payable	(35,901)	(21,615)
Accrued liabilities	48,865	55,713
Due to related parties	(34,319)	-
Customer deposits	(27,667)	75,883
Corporate taxes	-	18,044

Net cash used in operating activities	(162,030)	(28,693)
Investing activities
Purchase of property and equipment	-	(4,679)

Net cash used in investing activities	-	(4,679)
Financing activities
Bank indebtedness, net	1,772	181
Loans payable, net	-	(6,664)
Loans provided by related parties, net	67,000	4,200
Convertible debt, net	90,000	40,000

Net cash provided by financing activities	158,772	37,717

Change in cash	(3,258)	4,345
Cash, beginning of year	11,396	3,683
Cash, end of year	8,138	8,028

Non-cash investing and financing activities:
Debt exchanged for shares	520,012	-
Beneficial conversion feature of short term debt	82,506	-
Cancellation of shares	27,088	-
Supplemental disclosures: Interest paid	10,336	20,286
Income taxes paid	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended March 31, 2011 and 2010

1.  Interim Financial Statements

While the information presented in the accompanying three and nine months to March 31, 2011 interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s financial statements for the year ended June 30, 2010. Operating results for the three and nine months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending June 30, 2011.

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

AGR Stone & Tools USA, Inc. (“AGR USA”) was incorporated in the State of Texas on December 23, 2004, and is a manufacturer of diamond tooling and related products. It specializes in producing consumable tools for the natural stone, engineered stone, concrete and masonry industries.

Effective May 27, 2010, the Company closed a share exchange agreement with AGR USA, whereby the Company acquired all of the issued and outstanding shares of AGR USA. For financial statement reporting purposes, the share exchange was treated as a reverse acquisition with AGR USA deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with ASC 805-10-40, “Business Combinations – Reverse Acquisitions”. The reverse merger is deemed a recapitalization and the consolidated financial statements represent the continuation of the financial statements of AGR USA (the accounting acquirer/legal subsidiary) except for its capital structure, and the consolidated financial statements reflect the assets and liabilities of AGR USA recognized and measured at their carrying value before the combination and the assets and liabilities of the Company (the accounting acquiree/legal parent). The equity structure reflects the equity structure of the Company, the legal parent, and the equity structure of AGR USA, the accounting acquirer, as restated using the exchange ratios established in the share exchange agreement to reflect the numbers of shares of the legal parent.

3.  Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at March 31, 2011, the Company had a working capital deficit of $123,656 and an accumulated deficit of $1,341,424 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended March 31, 2011 and 2010

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

d)  Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents at March 31, 2011 and June 30, 2010.

e)  Accounts Receivable

The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on the age of receivable and the specific identification of receivables the Company considers at risk. The allowance for doubtful accounts was $2,176 and $0 at March 31, 2011, and June 30, 2010, respectively.

f)  Advances Receivable

The Company advanced amounts to two independent contractors who earn commissions for sales generated. On October 31, 2009, the Company placed these independent contractors on the payroll and ceased all advances. The Company obtained two promissory notes, each in the amount of $61,300, from these independent contractors for the amounts owed. The notes carry an interest rate of 3% and are reduced by semi-monthly payroll deductions of $129.17, which are composed of principal and interest. The term of the notes is 5 years and a balloon payment is due at the end of the term of the loan for any unpaid principal and interest. The payments under these notes are deducted from the employees’ paychecks on a semi-monthly basis. The Company has recorded an allowance for doubtful accounts in the amount of $110,975 and $110,975 as of March 31, 2011 and June 30, 2010, respectively. The amount reserved is equal to the balloon payment due on the notes. An additional reserve was recorded as of March 31, 2011 in the amount of $4,426.

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended March 31, 2011 and 2010

4.  Summary of Significant Accounting Policies (continued)

g)  Inventory

Inventory consists of diamond tools and is carried at the lower of cost or market value. The Company uses the FIFO inventory costing method.

h)  Property and Equipment

Property and equipment are stated at cost. The Company depreciates the cost of property and equipment straight-line over their estimated useful lives:

Automotive	3 years
Computer equipment	3 years
Furniture and equipment	5 years

The depreciation expense for the three and nine months ended March 31, 2011 was $686 and $5,411 (March 31, 2010: $2,754 and $5,507) respectively.

i)  Corporate Taxes Receivable

Corporate taxes receivable pertain to refundable amounts owed to the Company for corporate taxes from the United States Treasury. These amounts are recorded at the value anticipated to be received based on tax returns filed.

j)  Long-lived Assets

In accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.  There was no impairment of long-lived assets for periods ended March 31, 2011, and June 30, 2010.

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

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the three and nine months ended March 31, 2011, and June 30, 2010, there were no charges for interest or penalties.

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended March 31, 2011 and 2010

4.  Summary of Significant Accounting Policies (continued)

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

Generally, the Company has no special arrangements with dealers. All sales are paid in advance and the Company generally does not allow returns for merchandise purchased by dealers. The Company will, however, allow returns pertaining to the initial order placed by new dealers with a 20% restocking charge for those items that prove to be slow moving for their customer base. No warranty is offered. The amount of these returns is not significant and the Company evaluates the need to record an allowance each reporting period.

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

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended March 31, 2011 and 2010

4.  Summary of Significant Accounting Policies (continued)

n)  Concentrations

As at March 31, 2011, 93% (June 30, 2010 – 89%) of accounts receivable were comprised of three customers (June 30, 2010 – four customers). As at March 31, 2011, the specific concentrations of each customer included in this total were 48%, 26%, and 19%.  As at June 30, 2010, the specific concentrations of each customer included in this total were 40%, 17%, 16% and 16%. During the nine month period ended March 31, 2011, the Company had three customers that totaled 44% of its revenue. The specific concentrations of each customer included in this total were 23%, 12% and 10%.

o)  Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

p)  Earnings (Loss) Per Share

The Company computes earnings per share (“EPS’) in accordance with ASC 260, “Earnings Per Share”. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g. convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. All potentially dilutive shares as of March 31, 2011 were anti-dilutive. There were no potentially dilutive shares as of June 30, 2010.

q)  Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2011 and June 30, 2010, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended March 31, 2011 and 2010

4.  Summary of Significant Accounting Policies (continued)

r)  Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations”. This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes become effective for the Company beginning January 1, 2011. The Company’s adoption of this update did not have an impact on the Company’s financial condition or results of operations.

In December 2010, the FASB issued ASU 2010-28, “Intangible – Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts”. This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes become effective for the Company beginning January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this ASU are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (Topic 718) – Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A consensus of the FASB Emerging Issues Task Force)” (“ASU 2010-13”). ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This clarification of existing practice is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The Company’s adoption of this update did not have an impact on the Company’s financial condition or results of operations.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, it does not expect the adoption of this ASU to have a material impact on its financial statements.

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended March 31, 2011 and 2010

5.  Property and Equipment

	March 31, 2011 Net carrying value $	June 30, 2010 Net carrying value $

Automotive	-	27,066
Computer equipment	3,829	4,922
Furniture and equipment	7,374	8,478

	11,203	40,466

During the nine months ended March 31, 2011, there was a disposal of automobiles resulting in a gain of $2,871.

6.  Bank Indebtedness

The Company has a revolving bank credit line with a limit of $24,300 which bears interest at 9.75% per annum and is secured by a personal guarantee of the Vice-President of the Company.  The balance in this account at March 31, 2011 was $21,306 (June 30, 2010 - $19,532).

7.  Acquisition

During the year ended June 30, 2010, the Company entered into a share exchange agreement with AGR USA, the legal subsidiary of the parent company.

On May 27, 2010, the closing date, and the deemed date of the acquisition of AGR USA, the Company acquired 100% of the issued and outstanding stock of AGR USA in a reverse merger in consideration for the issuance of 46,186,516 shares of the Company’s common stock. The management and board of directors of AGR USA replaced the management and board of directors of the Company. The management of AGR USA retained control of the Company after the acquisition. The acquisition was closed pursuant to the New Share Exchange Agreement, as amended by an Amendment to the New Share Exchange Agreement, also dated May 27, 2010.

This transaction has been accounted for, using the purchase method of accounting, as a reverse acquisition because the acquiring entity has been identified, in accordance with ASC 805- 10-40, as AGR USA. The Company is the legal parent and is deemed to be a continuation of the business of the legal subsidiary, AGR USA. The post-acquisition entity is accounted for as a recapitalization of AGR USA.

8.  Convertible Notes

During the nine months ended March 31, 2011, the Company issued convertible notes for a total principal of $90,000. These convertible notes of $45,000 each are convertible at the greater of a fixed conversion price of $0.00009 or 55% of the lowest average 3 trading price over 10 days preceding the day of the note. In addition, there is a cap on the conversion of the notes to prevent a derivative and these subordinated convertible debentures may have conversion prices that at issuance could be lower than the fair market value of the underlying stock.

In addition, the Company recognized and measured the embedded beneficial conversion feature present in the convertible debts by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the convertible debt. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt. This beneficial conversion feature is amortized as a non-cash interest expense from the issuance date of the debenture through the earlier of the stated redemption date, which is nine months from issuance, or conversion into common stock. The amortization was calculated on a quarterly basis. The offset was a credit to the discount. The notes were discounted $82,506 at issuance for a carrying value of $7,494.  During the period ending March 31, 2011, the notes were accreted $36,202 and had a balance as of March 31, 2011 of $43,696.

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended March 31, 2011 and 2010

9.  Related Party Transactions

a)
During the three and nine months ended March 31, 2011, the Company incurred consulting fees of $Nil (2010: $8,515 and $259) and rent of $3,000 and $2,250 (2010: $4,000 and $2,250) to the President of the Company. As at March 31, 2011, the Company owed $9,000 to the President of the Company, which is in the form of a promissory note. This promissory note bears interest at a rate of 4%, is unsecured and due on June 30, 2011.

b)
During the three and nine months ended March 31, 2011, the Company incurred consulting fees of $Nil (2009 - $Nil) and rent of $3,000 and $2,250 (20109: $4,000 and $2,250) to the Secretary and Treasurer of the Company. As of March 31, 2011, the Company owed $551 to the Secretary and Treasurer of the Company.

c)	During the nine months ended March 31, 2011, the Company cancelled 25,000,000 shares from the former President of the Company.

d)
As at March 31, 2011, the Company owed a total of $Nil (June 30, 2010 - $59,370) to the Secretary/Treasurer of the Company which bears 4% interest, is unsecured and due on July 1, 2015. $80,844 of debt was exchanged for 808,440 shares on October 6, 2010.

e)
On October 6, 2010, the Company exchanged a $25,000 promissory note and accrued interest, totaling $30,395, for 620,306 shares. This per share valuation exceeded the market value on the date of grant, and the resulting gain was recorded as a contribution to additional paid-in capital.

f)
On October 6, 2010, the Company exchanged $208,846 in related party debt for 2,088,460 shares to a shareholder of the Company. This per share valuation exceeded the market value on the date of grant, and the resulting gain was recorded as a contribution to additional paid-in capital.

g)	On January 9, 2011, the Company cancelled 2,088,460 shares from an individual.

10.  Common Stock

Stock transactions during the nine months ended March 31, 2011:

a)	On September 1, 2010, the Company cancelled 25,000,000 shares from the former President of the Company.

b)
On October 16, 2010, the Company issued 5,200,120 shares to related parties to extinguish $520,012 in debt at $0.10 per share. This per share valuation exceeded the market value on the date of grant, and the resulting gain was recorded as a contribution to additional paid-in capital.

c)	On December 31, 2010, the Company issued 300,000 shares at $0.05 per share for payment of consulting fees. These shares were valued based on the market price of the stock on the date of grant.

d)	On January 9, 2011, the Company cancelled 2,088,460 shares from an individual.

11.  Litigation

The company is not aware of any pending or threatened litigation through the date of these financial statements.

12.  Subsequent events

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

Results of Operations

For the Three Months Ended March 31, 2011

During the three months ended March 31, 2011 we generated revenue of $59,192, compared to revenue of $158,138 during the three months ended March 31, 2010. The increase in revenue between the two periods was primarily due to an increase in our product sales during the current fiscal year, as the price of our products remained relatively stable. During the same periods our cost of goods sold decreased to $32,604 from $68,590. Consequently, we yielded gross profit of $26,588 during the three months ended March 31, 2011, compared to gross profit of $89,548 during the same period in 2010.

During the three months ended March 31, 2011 our total operating expenses were $84,240, compared to total operating expenses of $195,359 during the three months ended March 31, 2010. The decrease in our operating expenses between the two periods was primarily due to a decrease in our wages and benefits from $100,980 to $39,395, and a decrease in our office and miscellaneous expenses from $15,738 to $4,579. These decreases were accompanied by decreases in nearly every other operating expense category, notably our rent and utilities and advertising and promotion expenses.

We incurred a loss from operations of $57,652 during the three months ended March 31, 2011, compared to a loss from operations of $105,811 during the three months ended March 31, 2010. Our total other expenses during the same periods were $33,398 and $8,252, respectively, the vast majority of which consisted of interest and bank charges.

During the three months ended March 31, 2011, we incurred a net loss of $91,050, whereas we incurred a net loss of $114,063 during the three months ended March 31, 2010. We did not experience any net loss per share during either of these periods.

For the Nine Months Ended March 31, 2011

During the nine months ended March 31, 2011 we generated revenue of $375,353, compared to revenue of $357,742 during the nine months ended March 31, 2010. The increase in revenue between the two periods was primarily due to an increase in our product sales as described above. During the same periods our cost of goods sold increased to $216,831 from $207,243. Consequently, we yielded gross profit of $156,972 during the nine months ended March 31, 2011, compared to gross profit of $150,339 during the same period in 2010.

During the nine months ended March 31, 2011 our total operating expenses were $318,603, compared to total operating expenses of $308,886 during the nine months ended March 31, 2010. The increase in our operating expenses between the two periods was primarily due to an increase in our professional fees from $5,639 to $61,579 and an increase in our wages and benefits from $127,158 to $137,564. These increases were offset to a large extent by decreases in every other operating expense category, notably our office and miscellaneous and advertising and promotion expenses. The significant increase in our professional fees (which include legal, accounting and auditing fees) occurred as a result of AGR USA’s transition from being a private company to our wholly-owned subsidiary.

We incurred a loss from operations of $159,631 during the nine months ended March 31, 2011, compared to a loss from operations of $158,547 during the nine months ended March 31, 2010. Our total other expenses during the same periods were $50,465 and $20,286, respectively, the vast majority of which also consisted of interest and bank charges.

During the nine months ended March 31, 2011 we incurred a net loss of $210,096, whereas we incurred a net loss of $178,883 during the nine months ended March 31, 2010. We did not experience any net loss per share during either of these periods.

Liquidity and Capital Resources

As of March 31, 2011 we had $8,138 in cash, $299,620 in total assets, $427,702 in total liabilities and a working capital deficit of $143,656. As of March 31, 2011, we had an accumulated deficit of $1,345,850.

During the nine months ended March 31, 2011 we spent $162,030 on operating activities, compared to spending of $28,693 on operating activities during the nine months ended March 31, 2010. The increase in our expenditures on operating activities between the two periods was primarily due to increases in our spending on customer deposits and amounts due to related parties, as well as an increase in our net loss for the period as described above. We spent $27,667 on customer deposits during the nine months ended March 31, 2011, whereas we received $75,883 from such deposits during the same period in our prior fiscal year. We also spent $34,319 on amounts due to related parties and $35,901 on accounts payable during our current fiscal year, compared to $0 and $21,615, respectively, during the nine months ended March 31, 2010. This spending was counterbalanced by our receipt of $39,729 in cash from the sale of inventory during the current period, compared to $7,687 from the same source during the nine months ended March 31, 2010.

We did not spend any cash on investing activities during the nine months ended March 31, 2011, whereas we spent $4,679 on investing activities during the nine months ended March 31, 2010. Our only investing activities during the prior period involved the purchase of property and equipment.

During the nine months ended March 31, 2011, we received $158,772 from financing activities, including $67,000 in the form of loans from related parties and $90,000 in the form of convertible debt. During the nine months ended March 31, 2010, we received $37,717 from financing activities, including $40,000 in the form of loans from related party loans which was offset by the $6,664 we spent on loans payable during the period.

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

Going Concern

Our financial statements for the three and nine months ended March 31, 2011 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 3 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of May 12, 2011 we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Changes in Internal Control

During the three months ended March 31, 2011 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AGR Tools, Inc.
(Registrant)

Date: May 12, 2011	/s/ Rock Rutherford
Rock Rutherford
President, Chief Executive Officer, Director