Form 10-K
period 2011-06-30
AGR TOOLS, INC.
filed 2011-12-30
CIK 1352858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☑

As of December 31, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of such date, was approximately $462,632.

As of December 29, 2011, the registrant’s outstanding common stock consisted of 87,823,986 shares.

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

Presentation of Information

As used in this Annual Report, the terms "we", "us" and "our" mean AGR Tools, Inc. and its subsidiaries, unless otherwise indicated.

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

Development of Business

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

Plan of Operations

Our plan of operations over the next 12 months is to (i) expand our stocking dealer network throughout the Unites States and Canada, (ii) monitor the quality of our products and accessories, (iii) further develop our website and online sales volume, and (iv) increase our exposure to participants in the construction, building, maintenance and demolition industries. We expect we will require approximately $3.5 million to pursue our plan of operations over this period.

As at June 30, 2011, we had cash of $8,621 and a working capital deficit of $553,709 and will require significant financing to pursue our plans. There can be no assurance that we will obtain the required financing, on terms acceptable to us or at all. In the event we are unable to obtain the required financing, our business may fail. An investment in our securities involves significant risks and you could lose your entire investment.

Corporate Structure

Our principal offices are located at 100 Lido Circle, Suite C-1, Lakeway, TX 78734. Our telephone number is (936) 539-5744. AGR USA is our wholly-owned operating subsidiary. Our fiscal year end is June 30. Our website address is www.agrtools.com. The information contained on this or any other website does not form a part hereof.

Current Business

We are a Texas-based company in the business of manufacturing and selling tooling and accessories to the construction, building, maintenance and demolition industries in the United States and Canada. Tooling is the consumable disposal portion of a tool that makes the tool work.  It wears out as the tool is operated, and as a result, demand for our products is driven by the need for original and replacement tool parts, not the tools themselves. We currently sell more than 700 products through our stocking dealer network, consisting of dealers in 15 U.S. states and two Canadian provinces as of December 29, 2011. Our products include diamond-based blades, diamond drill bits, diamond cup wheels, resin polyesters, glues, inks, resin-based waterproof grinding stones and diamond polishing pads, all of which are manufactured in a number of different sizes.

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

Our business strategy consists of the follow elements:

•	expanding our stocking dealer network throughout the United States and Canada;

•	monitoring the quality of our products and accessories;

•	developing our website and online sales volume; and

•	increasing our exposure to participants in the construction, building, maintenance and demolition industries.

Our Markets

We offer products for use in the construction, building, maintenance and demolition industries in the United States and Canada. Our customer base includes:

•	granite fabricators

•	tile and flooring installers

•	concrete, brick and stone contractors and builders

•	general contractors

•	project managers

•	building and factory maintenance entities

•	federal, state, county and city supply sources

We believe the range of the products we offer provides our customers with the ability to obtain the products they need for their businesses quickly and efficiently.

Market Trends

The recent global recession significantly affected demand in the construction, building and demolition industries in the United States and Canada and the corresponding demand for our products. As world economies recover, particularly those of the United States and Canada, activity in the construction, building and demolition industries is expected to increase from the levels experienced during the recession. We anticipate that the demand for our products will increase when these economies grow and activity in our target industries increases.

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

Significant Customers

During the year ended June 30, 2011, the Company had three customers that totaled 51% of its revenue. The specific concentrations of each customer included in this total were 26%, 14% and 11%.

Employees

As of December 29, 2011, we had nine employees all of whom we employed on a full time basis.

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our executive office is located at 100 Lido Circle, Suite C-1, Lakeway, TX 78734. This office is provided to us by our Secretary and Treasurer, for which we recognize expenses of $500 per month. The lease for this office expired December 31, 2010 and has not been renewed. However, we continue to use this space as our principal office.

We lease approximately three acres of land in Conroe, TX which contains an administration building of approximately 2,000 square feet, a work shop and training facility of approximately 1,500 square feet, a warehouse of approximately 5,000 square feet and an engineering development building of approximately 1,500 square feet. We pay $62,000 annually under this lease.

In addition, we lease an office and warehouse space in Montgomery, TX that is approximately 1,000 square feet for which we pay $6,000 annually.

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

OTC Bulletin Board
Quarter Ended	High ($)	Low ($)
September 30, 2011	0.01	0.01
June 30, 2011	0.01	0.01
March 31, 2011	0.03	0.01
December 31, 2010	0.07	0.01
September 30, 2010	0.19	0.03
June 30, 2010	0.28	0.05
March 31, 2010	0.33	0.17
December 31, 2009	0.475	0.071
September 30, 2009	0.39	0.051

Holders

As of December 29, 2011, there were approximately 42 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Director.

Equity Compensation Plans

As of December 29, 2011, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2011, we did not complete any unreported sales of our equity securities that were not registered under the Securities Act.

Item 6.  Selected Financial Data

Not required.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements for the fiscal years ended June 30, 2011 and 2010, including the notes thereto, and the section of this report entitled “Business”, appearing elsewhere in this Annual Report.

On May 27, 2010, we completed a reverse merger with our wholly-owned subsidiary, AGR USA. As a result, the assets, liabilities and historical operations reflected in our consolidated financial statements prior to the completion of the reverse merger are those of AGR USA and were recorded at the historical cost basis of AGR USA. Following the completion of the reverse merger, our assets, liabilities and operations are reflected in our consolidated financial statements as are those of AGR USA.  Upon completion of the reverse merger, we adopted June 30 as our fiscal year end to coincide with the fiscal year end of AGR USA.

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

Our plan of operations over the next 12 months is to (i) expand our stocking dealer network throughout the Unites States and Canada, (ii) monitor the quality of our products and accessories, (iii) further develop our website and online sales volume, and (iv) increase our exposure to participants in the construction, building, maintenance and demolition industries. We expect we will require approximately $3.5 million to pursue our plan of operations over this period.

As at June 30, 2011, we had cash of $8,621 and a working capital deficit of $553,709 and will require significant financing to pursue our plans. There can be no assurance that we will obtain the required financing, on terms acceptable to us or at all. In the event we are unable to obtain the required financing, our business may fail. An investment in our securities involves significant risks and you could lose your entire investment.

Results of Operations

Revenues

We generated revenue of $394,252 during the fiscal year ended June 30, 2011, compared to revenue of $530,694 during the fiscal year ended June 30, 2010. The decrease in revenue was primarily due to a decrease in overall activity in the construction, building and demolition industries in the United States and Canada during the most recent fiscal year.

Although the prices for our products are relatively stable, the recent global recession significantly affected demand in the construction, building and demolition industries in the United States and Canada and the corresponding demand for our products, and resulted in a decrease in the number of dealers in our network to whom we sell our products.  However, as world economies recover, particularly those of the United States and Canada, activity in the construction, building and demolition industries is expected to increase from the levels experienced during the recession. We anticipate that the demand for our products will increase when these economies grow and activity in our target industries increases.

Our cost of goods sold decreased to $221,216 in the year ended June 30, 2011 from $309,063 in the prior year as a result of reduced duties on our imported products and decrease in overall activity in the construction, building and demolition industries in the United States and Canada during the most recent fiscal year. Consequently, we yielded gross profit of $173,036 during the fiscal year ended June 30, 2011, compared to gross profit of $221,631 during the fiscal year ended June 30, 2010.

Expenses

During the fiscal year ended June 30, 2011, our total operating expenses increased to $718,143 from $538,871 during the prior fiscal year. The increase in our operating expenses was primarily due to an increase in consulting fees from $12,148 in fiscal 2010 to $346,637 in fiscal 2011 relating primarily to a review of our operations and funding requirements therefor, offset by decreases in our wages and benefits expenses, advertising and promotion expenses, office and miscellaneous expenses and rent and utilities expenses.

We incurred a loss from our operations of $545,107 during the fiscal year ended June 30, 2011, compared to a loss from operations of $317,240 during the fiscal year ended June 30, 2010.

Our total other expenses during the recent fiscal year increased to $89,858 from $58,129 during the prior fiscal year, primarily due to increased interest and bank charges.

Net Loss

During the fiscal year ended June 30, 2011, we incurred a net loss of $634,965. During the fiscal year ended June 30, 2010, we incurred a net loss of $375,369.

Liquidity and Capital Resources

As of June 30, 2011, we had $8,621 in cash, $292,305 in total assets, $835,256 in total liabilities and a working capital deficit of $553,709. As of June 30, 2011, we had an accumulated deficit of $1,770,719.

During the fiscal year ended June 30, 2011, operating activities used cash of $279,367, compared to $49,638 during the fiscal year ended June 30, 2010. A decrease in prepaid expenses and deposits used cash of $197,848 in the current year, compared to an increase in same providing cash of $2,926 in the prior year. An increase in accounts payable in the current year provided cash of $28,855, compared to $43,323 in the prior year. An increase in accrued liabilities provided cash of $54,263 in the current year, compared to $1,133 in the prior year. A decrease in amounts due to related parties used cash of $34,870 in the current period, compared to $13,869 in the prior period. A decrease in customer deposits used cash of $22,763 in the current year, compared to an increase in customer deposits providing cash of $103,992 in the prior year.

Investing activities used cash of $0 in the year ended June 30, 2011, compared to $4,328 in the prior year due to the purchase of property and equipment.

Financing activities in the year ended June 30, 2011 provided cash of $276,594 primarily from loans from related and other parties and the issuance of convertible debt. Financing activities in the year ended June 30, 2010 provided cash of $61,679 primarily from loans from related parties.

Our plan of operations over the next 12 months is to (i) expand our stocking dealer network throughout the Unites States and Canada, (ii) monitor the quality of our products and accessories, (iii) further develop our website and online sales volume, and (iv) increase our exposure to participants in the construction, building, maintenance and demolition industries. We expect we will require approximately $3.5 million to pursue our plan of operations over this period.

We intend to raise the additional funds we require from the sale of our equity securities or loans from related parties. There can be no assurance that we will be able to secure the necessary financing from the sale of our securities or loans from related parties. If we are unable to raise sufficient funds to finance our operations our business may fail. In addition, if we are unable to raise the funds required to expand our operations, we may be forced to proceed with a scaled back business plan based on our available financial resources. An investment in our securities involves significant risk and you could lose your entire investment.

Going Concern

Our financial statements for the fiscal year ended June 30, 2011 have been prepared on a going concern basis and Note 2 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 3 of the notes to our financial statements for the fiscal year ended June 30, 2011. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Concentrations

As at June 30, 2011, 91% (June 30, 2010 – 89%) of accounts receivable is comprised of two customers (June 30, 2010 – four customers).  As at June 30, 2011, the specific concentrations of each customer included in this total were 65% and 26%.  As at June 30, 2010, the specific concentrations of each customer included in this total were 40%, 17%, 16% and 16%.  During the year ended June 30, 2011, the Company has three customers that total 51% of its revenue. The specific concentrations of each customer included in this total were 26%, 14% and 11%.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Data

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Consolidated Financial Statements
For the years ended June 30, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AGR Tools, Inc.

We have audited the accompanying consolidated balance sheets of AGR Tools, Inc. (formerly known as AGR Stone & Tools USA, Inc.), as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AGR Tools, Inc. as of June 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $1,770,719, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

Houston, Texas

October 13, 2011

www.mkacpas.com

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Consolidated Balance Sheets

	June 30, 2011	June 30, 2010
	$	$
ASSETS

Current assets

Cash	8,621	11,396
Accounts receivable	2,731	2,492
Inventory	258,177	300,698
Prepaid expenses and deposits	12,018	9,866

Total current assets	281,547	324,542

Property and equipment, net	10,758	40,466
Advances receivable, net	-	10,568

Total assets	292,305	375,486

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities

Bank indebtedness	23,126	19,532
Accounts payable	226,413	196,852
Accounts payable – related parties	16,485	22,421
Accrued liabilities	58,106	3,843
Customer deposits	121,266	144,029
Due to related party	-	426,882
Convertible debt, net of discount	64,860	-
Current portion of loans payable	325,000	9,406

Total current liabilities	835,256	822,965

Loans payable, long-term	-	18,025
Loans payable to related party, long term	-	70,000

Total liabilities	835,256	910,990

Stockholders’ deficit
Preferred stock
Authorized: 100,000,000 preferred shares, par value
$0.001 per share, Issued and outstanding: nil	-	-
Common stock
Authorized: 200,000,000 shares, par value $0.001 per share
Issued and outstanding: 87,823,986 shares (June 30, 2010 – 106,186,516 shares)	87,825	106,187

Additional Paid in Capital	1,139,943	494,063
Accumulated deficit	(1,770,719)	(1,135,754)

Total stockholders’ deficit	(542,951)	(535,504)

Total liabilities and stockholders’ deficit	292,305	375,486

(The accompanying notes are an integral part of these consolidated financial statements)

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Consolidated Statements of Operations

	For the Year Ended June 30,
	2011	2010
Revenue	394,252	530,694
Cost of goods sold, not including depreciation expense	221,216	309,063

Gross profit	173,036	221,631

Operating expenses

Advertising and promotion	19,774	49,919
Automotive	5,062	10,031
Bad debts	(6,103)	(3,650)
Consulting fees	346,637	12,148
Depreciation	5,855	14,547
Insurance	7,994	7,985
Office and miscellaneous	15,088	31,011
Professional fees	60,831	51,122
Rent and utilities	85,955	96,594
Telephone and internet	9,280	20,727
Travel	677	9,290
Wages and benefits	167,093	239,147

Total operating expenses	718,143	538,871

Loss from operations	(545,107)	(317,240)

Other income(expenses)
Interest income	2,716	1,527
Interest and bank charges	(95,445)	(59,656)
Gain on disposal of property and equipment	2,871	-

Total other expenses	(89,858)	(58,129)

Loss before income taxes	(634,965)	(375,369)

Income taxes (recovery)	-	-

Net loss for the period	(634,965)	(375,369)

Net loss per share, basic and diluted	(0.01)	(0.01)

Weighted average number of shares outstanding	89,331,293	52,269,790

(The accompanying notes are an integral part of these consolidated financial statements)

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Consolidated Statements of Stockholder’s Deficit
For the Years Ended June 30, 2011 and 2010

	Common stock
	Number	Amount $	Additional Paid in Capital $	Accumulated deficit $	Total stockholders’ deficit $

Balance, June 30, 2009	46,731,516	46,732	677,727	(760,385)	(35,926)

Effect of reverse merger	59,455,000	59,455	(437,055)	–	(377,600)
Accrued payroll forgiven by related parties	–	–	220,420	–	220,420
Imputed interest	–	–	32,971	–	32,971
Net loss for the year	–	–	–	(375,369)	(375,369)

Balance, June 30, 2010	106,186,516	106,187	494,063	(1,135,754)	(535,504)

Shares cancelled from former Director	(27,088,460)	(27,088)	27,088		–
Extinguishment of related party Debt	5,200,120	5,200	514,812	–	520,012
Conversion of promissory note into common shares	3,225,806	3,226	6,774	–	10,000
Discount on debt	–	–	82,506	–	82,506
Share issued for consulting fees	300,000	300	14,700		15,000
Net loss for the period	–	–	–	(634,965)	(634,965)

Balance, June 30, 2011	87,823,986	87,825	1,139,943	(1,770,719)	(542,951)

(The accompanying notes are an integral part of these consolidated financial statements)

AGR TOOLS, INC.
(formally known as Laburnum Ventures, Inc.)
Consolidated Statements of Cash Flows

	For the Year Ended June 30,
	2011	2010
Operating activities
Net loss for the period	(634,965)	(375,369)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	5,855	14,547
Bad debt expense	(6,103)	(3,650)
Debt discount amortization	67,366	3,570
Promissory note issued for services	200,000	-
Imputed interest	-	32,971
Shares issued for consulting fees	15,000	-
Accrued payroll forgiven by related party	-	112,379
Loss on disposal of property and equipment	(2,871)	-
Changes in operating assets and liabilities:
Accounts receivable	13,110	11,735
Advances receivable	3,323	3,029
Inventory	42,521	(829)
Prepaid expenses and deposits	(2,152)	2,926
Accounts payable	28,855	43,323
Accounts payable – related party	(5,936)	-
Accrued liabilities	54,263	1,133
Due to related parties	(34,870)	(13,869)
Customer deposits	(22,763)	103,992
Corporate taxes	-	18,044

Net cash used in operating activities	(279,367)	(49,638)
Investing activities
Purchase of property and equipment	-	(4,328)

Net cash used in investing activities	-	(4,328)
Financing activities
Bank indebtedness, net	3,594	(1,477)
Proceeds from issuance of notes	125,000	(6,844)
Proceeds from issuance of notes, related party	58,000	70,000
Proceeds from issuance of convertible notes	90,000	-

Net cash provided by financing activities	276,594	61,679

Change in cash	(2,775)	7,713
Cash, beginning of year	11,396	3,683
Cash, end of year	8,621	11,396

Non-cash investing and financing activities:
Accrued payroll forgiven by related party – prior year	-	108,041
Shares exchanged in reverse acquisition	-	(377,600)
Debt exchanged for shares	432,012	-
Debt exchanged for shares, related party	88,000	-
Beneficial conversion feature of short term debt	82,506	-
Debt conversion into common shares	10,000	-
Cancellation of shares	27,088	-
Supplemental disclosures: Interest paid	10,336	24,300
Income taxes paid	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

1.  Nature of Operations and Continuance of Business

Laburnum Ventures Inc. (the “Company”) was incorporated in the State of Nevada on March 11, 2004. On June 22, 2004, the Company acquired a 100% interest in five mineral claims located in the Similkameen Mining Division in British Columbia, Canada. In 2007 the Company abandoned these mineral claims. On September 10, 2009, the Company changed its name to AGR Tools, Inc. The Company was an exploration stage company, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.

AGR Stone & Tools USA, Inc. (“AGR USA”) was incorporated in the State of Texas on December 23, 2004 and is a manufacturer of diamond tooling and related products. The Company specializes in producing consumable tools for the natural stone, engineered stone, concrete and masonry industries.

Effective May 27, 2010, the Company closed a share exchange agreement with AGR USA. whereby the Company acquired all of the issued and outstanding shares of AGR USA. For financial statement reporting purposes, the share exchange was treated as a reverse acquisition with AGR USA deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with Accounting Standards Codification (“ASC”) 805-10-40, Business Combinations – Reverse Acquisitions. The reverse merger is deemed a recapitalization and the consolidated financial statements represent the continuation of the financial statements of AGR USA (the accounting acquirer/legal subsidiary) except for its capital structure, and the consolidated financial statements reflect the assets and liabilities of AGR USA recognized and measured at their carrying value before the combination and the assets and liabilities of the Company (the accounting acquiree/legal parent). The equity structure reflects the equity structure of the Company, the legal parent, and the equity structure of AGR Stone and Tools, USA, Inc., the accounting acquirer, as restated using the exchange ratios established in the share exchange agreement to reflect the numbers of shares of the legal parent.

2.  Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at June 30, 2011, the Company had a net working capital deficit of $553,709 and has an accumulated deficit of $1,770,719 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.  Summary of Significant Accounting Policies (continued)

c) Reclassification in prior period

Certain reclassifications to the financial statements have been made to prior period amounts to conform to the presentation of the current period.

d) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  There were no cash equivalents at June 30, 2011 and June 30, 2010.

e) Accounts Receivable

The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on the age of receivable and the specific identification of receivables the Company considers at risk. The allowance for doubtful accounts was $0 at June 30, 2011 and June 30, 2010.

f) Advances Receivable

The Company advanced amounts to two independent contractors who earn commissions for sales generated. On October 31, 2009, the Company placed these independent contractors on the payroll and ceased all advances.  The Company obtained two promissory notes, each in the amount of $61,300, from these independent contractors for the amount owed.  The notes carry an interest rate of 3% and are reduced by semi-monthly payroll deductions of $129.17, which are composed of principal and interest.  The term of the notes is 5 years and a balloon payment is due at the end of the term of the loan for any unpaid principal and interest.  The payments under these notes are deducted from the employees’ paychecks on a semi-monthly basis.  The Company has recorded an allowance for doubtful accounts in the amount of $110,975 as of June 30, 2010.  The amount reserved at June 30, 2010 is equal to the balloon payment due on the notes.  As of June 30, 2011, a full valuation allowance was recorded based on an updated evaluation of the collectability of the receivable.

g) Inventory

Inventory consists of diamond tools and is carried at the lower of cost and market value. The Company uses the FIFO inventory costing method.

3.  Summary of Significant Accounting Policies (continued)

h) Property and Equipment

Property and equipment are stated at cost. The Company depreciates the cost of property and equipment straight-line over their estimated useful lives:

Automotive	3 years
Computer equipment	3 years
Furniture and equipment	5 years

The depreciation expense for the years ended June 30, 2011 and 2010 were $5,855 and $14,547 respectively.

i) Corporate Taxes Receivable

Corporate taxes receivable pertain to refundable amounts owed to the Company for corporate taxes from the United States Treasury.  These amounts are recorded at the value anticipated to be received based on tax returns filed.

j) Long-lived Assets

In accordance with ASC 360, Impairment or Disposal of Long-Lived Assets, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.  There was no impairment of long-lived assets for years ended June 30, 2011 and June 30, 2010.

k) Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

3.  Summary of Significant Accounting Policies (continued)

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended June 30, 2011 and June 30, 2010, there were no charges for interest or penalties.

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

m) Financial Instruments and Fair Value Measures

ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instruments categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

3.  Summary of Significant Accounting Policies (continued)

m) Financial Instruments and Fair Value Measures (continued)

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

n)  Concentrations

As at June 30, 2011, 91% (June 30, 2010 – 89%) of accounts receivable is comprised of two customers (June 30, 2010 – four customers).  As at June 30, 2011, the specific concentrations of each customer included in this total were 65% and 26%.  As at June 30, 2010, the specific concentrations of each customer included in this total were 40%, 17%, 16% and 16%.  During the year ended June 30, 2011, the Company has three customers that total 51% of its revenue. The specific concentrations of each customer included in this total were 26%, 14% and 11%.

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

p)  Earnings (Loss) Per Share

The Company computes earnings per share (“EPS’) in accordance with ASC 260, “Earning Per Share”.  ASC 260 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. All potentially dilutive shares as of June 30, 2011 were anti-dilutive. There were no potentially dilutive shares as of June 30, 2010.

3.  Summary of Significant Accounting Policies (continued)

q)  Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2011 and June 30, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

r)  Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04), which is effective for annual reporting periods beginning after December 15, 2011.  This guidance amends certain accounting and disclosure requirements related to fair value measurements.  Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy.  ASU 2011-04 will become effective for the Company on April 1, 2012.  We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05), which is effective for annual reporting periods beginning after December 15, 2011.  ASU 2011-05 will become effective for the Company on April 1, 2012.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements.  This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income.  The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes become effective for the Company beginning January 1, 2011. The Company’s adoption of this update did not have an impact on the Company’s financial condition or results of operations.

3.  Summary of Significant Accounting Policies (continued)

r)  Recent Accounting Pronouncements (continued)

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes become effective for the Company beginning January 1, 2011. The adoption of this ASU did not have a material impact on our financial

4.  Property and Equipment

	June 30, 2011 Net carrying value $	June 30, 2010 Net carrying value $

Automotive	-	27,066
Computer equipment	3,665	4,922
Furniture and equipment	7,093	8,478

	10,758	40,466

5.  Bank Indebtedness

The Company has a revolving bank credit line with a limit of $24,300 which bears interest at 9.75% per annum and is secured by a personal guarantee of the Vice-President of the Company.  The balance in this account at June 30, 2011 was $21,126 (June 30, 2010 - $19,532).

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

7.   Convertible Notes and Loans Payable

During the year ended June 30, 2011, the Company issued convertible notes for a total principal of $45,000 and $45,000, respectively. These notes carry an 8% annual interest rate.  These convertible notes of $45,000 each have stated terms as the following, convertible at the greater of a fixed conversion price of $.00009 or 55% of lowest average 3 trading price over 10 days preceding the day of the note.  In addition, there is a cap on the number of shares convertible under the note to prevent a derivative and these subordinated convertible debentures may have conversion prices that at issuance could be lower than the fair market value of the underlying stock.

In addition, the Company recognized and measured the embedded beneficial conversion feature present in the convertible debts by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital.  The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the convertible debt.  This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt. This beneficial conversion feature is amortized as a non-cash interest expense from the issuance date of the debenture through the earlier of the stated redemption date, which is nine months from issuance, or conversion into common stock. The amortization was calculated on a quarterly basis using the effective interest method. The offset was a credit to the discount.  The notes were discounted $82,506 at issuance for a carrying value of $7,494.  During the year ending June 30, 2011, the notes were accreted $67,366 and have a balance as of June 30, 2011 of $64,860.

During the year ended June 30, 2011, the company issued non-convertible promissory notes in the amount of $325,000.  There were three notes and they were denominated in the amounts of $25,000, $100,000, and $200,000.  The note with a face value of $25,000 is due on August 13, 2011 and accrues interest of 12%.  The notes with face values of $100,000 and $200,000 are due on December 14, 2011 and accrue interest of 12%.  The note issued for $200,000 was issued as a payment for services rendered to a third party.

8.   Related Party Transactions

a)  During the year ended June 30, 2011, the Company incurred consulting fees of $Nil (2010: $12,148) and rent of $3,750 (2010: $6,000) to the President of the Company.  As of June 30, 2011, the Company owes $12,500 to the President of the Company.

b)  During the year ended June 30, 2011, the Company incurred rent of $3,750 (2010: $6,000) to the Secretary and Treasurer of the Company.  As of June 30, 2011, the Company owes $2,024 to the Secretary and Treasurer of the Company.

c)  During the year ended June 30, 2011, the Company cancelled 25,000,000 shares from the former President of the Company.

d)  As at June 30, 2011, the Company owes a total of $Nil (June 30, 2010 - $59,370) to the Secretary/Treasurer of the Company which bear 4% interest, is unsecured and due on July 1, 2015. $80,844 of debt was exchanged for 808,440 in common shares on October 6, 2010.

e)  On October 6, 2010, the Company exchanged the $25,000 promissory note and accrued interest, totaling $30,395, for 620,306 common shares.

f)      October 6, 2010, the Company exchanged $208,846 in related party debt for 2,088,460 common   shares to a shareholder of the Company.

g)  On January 9, 2011, the Company cancelled 2,088,460 shares from a former director of the Company.

h)  As at June 30, 2011, the Company owes $1,961 to a company director.

9.   Common Stock

Stock transactions during the year ended June 30, 2010:

a)  On May 27, 2010, in connection with the reverse merger as described in Note 1 and Note 6, the Company issued 46,186,516 shares of common stock.

b)  During the year ended June 30, 2010, several related parties waived payment of accrued payroll as of that date in the total amount of $220,420.  The reduction of accrued liabilities in the balance sheet was offset by an increase in additional paid-in capital.

c)  During the year ended June 30, 2010, the Company recognized $32,971 in imputed interest on related party loans.

Stock transactions during the year ended June 30, 2011:

a)  On September 1, 2010, the Company cancelled 25,000,000 shares from the former President of the Company

b)  On October 16, 2010, the Company issued 5,200,120 shares to related parties to extinguish $520,012 in debt at $0.10 per share.

c)  On December 31, 2010, the Company issued 300,000 common shares at $0.05 per share for payment of consulting fees.

d)  On January 9, 2011, the Company cancelled 2,088,460 shares from a former director of the Company.

e)  On May 16, 2011, the Company issued 3,225,806 shares at $.0031 per share to convert debt in the amount of $10,000 in accordance with the terms of the convertible note. No gains or loss on the conversion was recognized.

10.  Deposits and fees

During the month of June 2011, the Company incurred $325,000 pertaining to deposits and fees related to the purchase of an interest in a letter of intent to acquire assets.  Through the date of this report, the Company has not finalized any acquisition pursuant to this letter of intent and there is no assurance that an agreement will be reached.  Due to the fact that the amounts paid do not represent a future economic benefit, the amounts are expensed during the period ending June 30, 2011.

11.  Income Taxes

During the years ending June 30, 2011 and 2010, the Company incurred tax losses which may be applied against future taxable income. The potential tax benefits arising from these losses carried forward expires beginning in 2029 and is offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating losses carried forward were $1,115,019 as at June 30, 2011. The significant components of the deferred income tax asset as at June 30, 2011 are as follows:

	2011	2010

Net assets from operating losses carried forward	390,257	196,847

Valuation allowance	(390,257)	(196,847)

Deferred income tax asset	-	-

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2011, we determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control

During the fiscal quarter ended June 30, 2011 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

On September 28, 2010, Michal Killman resigned as our Chief Financial Officer and Principal Accounting Officer and we appointed John Kuykendall, our Secretary, Treasurer and director, to fill the resulting vacancies.  Mr. Killman’s resignation was not the result of any disagreement with us regarding our operations, policies, practices or otherwise.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our executive officers and directors as of December 29, 2011.

Name	Age	Position
Rock Rutherford	67	President, Chief Executive Officer, Director
John Kuykendall	70	Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director
Michael Todd Rutherford	40	Vice President of Information Technology, Director

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

Rock Rutherford – President, Chief Executive Officer, Director

Rock Rutherford is 67 years of age and has been our President and Chief Executive Officer since August 7, 2009 and our director since September 9, 2010.

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

John Kuykendall – Secretary, Treasurer, Director

John Kuykendall is 70 years of age and has been our Secretary and Treasurer since August 7, 2009, our Chief Financial Officer and Principal Accounting Officer since September 28, 2010 and our director since September 9, 2010.

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

Michael Todd Rutherford – Vice President of Information Technology, Director

Michael Todd Rutherford is 40 years of age and has been our Vice President of Information Technology since August 7, 2009 and our director since September 9, 2010.

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

•
being found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been subsequently reversed, suspended, or vacated;

•	any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business activity;

•	and judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions; or

•	any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, we believe that during fiscal year ended June 30, 2011, our directors, executive officers and 10% stockholders complied with all applicable filing requirements.

Code of Ethics

We have not yet adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or controller, or persons performing similar functions due to our size and limited financial resources.  We plan to adopt a code of ethics as our business develops.

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

Nominating Committee

Due to our size and limited financial resources, we do not have a nominating committee and we have not undertaken any material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our last Annual Report on Form 10-K.

Item 11.  Executive Compensation

The following summary compensation table sets forth the total annual compensation awarded to, earned by or paid to our Chief Executive Officer and Chief Financial Officer during our fiscal years ended June 30, 2011 and 2010. None of our other executive officers or any other individual received total compensation in excess of $100,000 during such fiscal years.

We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K.

Name and Principal Position	Year	Salary ($)	Total ($)
Rock Rutherford, CEO	2011	5,000	5,000
	2010	60,550	60,550

Name and Principal Position	Year	Salary ($)	Total ($)
John Kuykendall, CFO	2011	2,500	2,500
	2010	40,367	40,367

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

The following table sets forth the ownership, as of December 29, 2011, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of December 29, 2011, there were 87,823,986 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Rock Rutherford (1) 238 Lakeview Circle Montgomery, TX 77356	27,608,950	31.4
Common Stock	John Kuykendall (2) 100 Lido Circle, Suite C-1 Lakeway, TX 78734	8,814,440	10.0
Common Stock	Michael Todd Rutherford (3) 101 Canterbury Drive Montgomery, TX 77356	4,000,000	4.6
All Officers and Directors as a Group		40,423,390	46.0
Common Stock	Richard Smith 356 Southborough Drive West Vancouver, BC Canada V7S 1M1	8,588,340	9.8
Common Stock	Dominic Colvin Suite 192 – 14 Village Lane Okotoks, AB Canada T1S 1Z6	6,293,424	7.2

(1)	Mr. Rutherford is our President, Chief Executive Officer and director.

(2)	Mr. Kuykendall is our Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director.

(3)	Mr. Rutherford is our Vice President of Information Technology and director.

Change of Control

There are no arrangements known to us the operation of which may, at a subsequent date, result in a change in our control.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the year ended June 30, 2011, the Company incurred consulting fees of $Nil (2010: $12,148) and rent of $3,750 (2010: $6,000) to Rock Rutherford, the President of the Company.  As of June 30, 2011, the Company owes $12,500 to Mr. Rutherford.

During the year ended June 30, 2011, the Company incurred rent of $3,750 (2010: $6,000) to John Kuykendall, the Secretary and Treasurer of the Company.  As of June 30, 2011, the Company owes $2,024 to Mr. Kuykendall.

During the year ended June 30. 2011, the Company cancelled 25,000,000 shares from Tom Brown, the former President of the Company.

As at June 30, 2011, the Company owes a total of $Nil (June 30, 2010 - $59,370) to Mr. Kuykendall, which bear 4% interest, is unsecured and due on July 1, 2015. $80,844 of debt was exchanged for 808,440 in common shares on October 6, 2010.

On October 6, 2010, the Company exchanged the $25,000 promissory note and accrued interest, totaling $30,395, for 620,306 common shares with Mr. Rutherford.

October 6, 2010, the Company exchanged $208,846 in related party debt for 2,088,460 common shares to Richard Smith, a shareholder of the Company.

On January 9, 2011, the Company cancelled 2,088,460 shares from Michael Chapman a former director of the Company.

As at June 30, 2011, the Company owes $1,961 to a company director.

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

Director Independence

We currently have three directors, none of whom is considered to be independent under applicable SEC rules

Item 14.  Principal Accountant Fees and Services

The following table sets forth the fees for professional services rendered by our auditors in connection with the audit of our financial statements for the years ended June 30, 2011 and 2010 and the review of our quarterly financial statements during such years, as well as any other fees billed for services rendered by our auditors during these periods:

	Year Ended June 30, 2010	Year Ended June 30, 2011
Audit fees	$61,000	$35,150
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total	$61,000	$35,150

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit fees and non audit-related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended June 30, 2011.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

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

Date: December 29, 2011	AGR Tools, Inc.

	By:	/s/ Rock Rutherford
Rock Rutherford
President, Chief Executive Officer, Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Rock Rutherford	President, Chief Executive Officer, Director	December 29, 2011
Rock Rutherford

/s/ John Kuykendall	Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director	December 29, 2011
John Kuykendall

/s/ Michael Todd Rutherford	Vice President of Information Technology, Director	December 29, 2011
Michael Todd Rutherford