Form 10-Q
period 2011-09-30
AGR TOOLS, INC.
filed 2012-01-31
CIK 1352858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number: 000-52043

AGR TOOLS,INC.
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

As of January 31, 2012, there were 91,823,986 shares of common stock of the registrant outstanding.

Item 1. Financial Statements

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Consolidated Financial Statements
For the three months ended September 30, 2011 and 2010
(unaudited)

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Consolidated Balance Sheets

	September 30,	June 30,
	2011	2011
	$	$
	(unaudited)	(audited)
ASSETS

Current assets

Cash	4,665	8,621
Accounts receivable	4,149	2,731
Inventory	240,634	258,177
Prepaid expenses and deposits	12,018	12,018

Total current assets	261,466	281,547

Property and equipment, net	5,965	10,758

Total assets	267,431	292,305

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities

Bank indebtedness	23,541	23,126
Accounts payable	235,474	226,413
Accounts payable – related parties	18,635	16,485
Accrued liabilities	84,826	58,106
Customer deposits	110,675	121,266
Convertible debt, net of discount	80,000	64,860
Current portion of loans payable	325,000	325,000

Total current liabilities	878,151	835,256

Total liabilities	878,151	835,256

Stockholders’ deficit

Preferred stock Authorized: 100,000,000 preferred shares, par value $0.001 per share, Issued and outstanding: nil	-	-

Common stock Authorized: 200,000,000 shares, par value $0.001 per share Issued and outstanding: 91,823,986 shares (June 30, 2011 – 87,823,986 shares)	91,825	87,825

Additional Paid in Capital	1,150,743	1,139,943
Accumulated deficit	(1,853,288)	(1,770,719)

Total stockholders’ deficit	(610,720)	(542,951)

Total liabilities and stockholders’ deficit	267,431	292,305

(The accompanying notes are an integral part of these consolidated financial statements)

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,
	2011	2010
Revenue	33,724	205,443
Cost of goods sold	23,039	123,135

Gross profit	10,685	82,308

Operating expenses

Advertising and promotion	4,863	14,370
Automotive	986	1,604
Bad debts	-	(500)
Consulting fees	-	1,500
Depreciation	4,793	3,600
Insurance	233	3,216
Office and miscellaneous	2,197	5,910
Professional fees	2,139	40,922
Rent and utilities	17,470	25,251
Telephone and internet	1,602	4,000
Travel	13	127
Wages and benefits	17,311	54,197
Loss on settlement of debt	10,800	-

Total operating expenses	62,407	154,197

Loss from operations	(51,722)	(71,889)

Other income(expenses)
Interest income	75	910
Interest and bank charges	(30,922)	(7,812)
Gain on disposal of property and equipment	-	2,871

Total other expenses	(30,847)	(4,031)

Loss before income taxes	(82,569)	(75,920)

Income taxes (recovery)	-	-

Net loss for the period	(82,569)	(75,920)

Net loss per share, basic and diluted	(0.00)	(0.00)

Weighted average number of shares outstanding	88,389,199	98,306,081

(The accompanying notes are an integral part of these consolidated financial statements)

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Consolidated Statements of Stockholder’s Deficit
For the Three Months Ended September 30, 2011

	Common stock
	Number	Amount	Additional Paid in Capital	Accumulated deficit	Total stockholders’ deficit

Balance, June 30, 2011	87,823,986	87,825	1,139,943	(1,770,719)	(542,951)

Shares issued to settle debt	4,000,000	4,000	10,800	–	14,800
Net loss for the period (unaudited)	–	–	–	(82,569)	(82,569)

Balance, September 30, 2011 (unaudited)	91,823,986	91,825	1,150,743	(1,853,288)	(610,720)

(The accompanying notes are an integral part of these consolidated financial statements)

AGR TOOLS, INC.
(formally known as Laburnum Ventures, Inc.)
Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2011
(Unaudited)

	For the Three Months Ended September 30,
	2011	2010
Operating activities
Net loss for the period	(82,569)	(75,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,793	3,600
Amortization of debt discount	15,140	-
Loss on settlement of debt	10,800	-
Gain on disposal of property and equipment	-	(2,871)
Changes in operating assets and liabilities:
Accounts receivable	(1,418)	(5,331)
Advances receivable	-	640
Inventory	17,543	24,616
Prepaid expenses and deposits	-	4,118
Accounts payable	13,061	3,453
Accrued liabilities	26,720	7,466
Due to related parties	2,150	(34,037)
Customer deposits	(10,591)	40,209

Net cash used in operating activities	(4,371)	(34,057)
Financing activities
Bank indebtedness, net	415	(611)
Loans provided by related parties, net	-	53,000

Net cash provided by financing activities	415	52,389

Change in cash	(3,956)	18,332
Cash, beginning of period	8,621	11,396
Cash, end of period	4,665	29,728

Supplemental disclosures:
Interest paid	3,110	4,392
Income taxes paid	-	-

Non-cash investing and financing activities:
Shares issued for settlement of debt	4,000	-
Cancellation of shares	-	25,000

(The accompanying notes are an integral part of these consolidated financial statements)

AGR TOOLS, INC.
(formally known as Laburnum Ventures, Inc.)
Notes to the Consolidated Financial Statements

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at September 30, 2011, the Company had net working capital deficit of $616,685 and has an accumulated deficit of $1,853,288 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  There were no cash equivalents at September 30, 2011 and June 30, 2011.

e) Accounts Receivable

The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on the age of receivable and the specific identification of receivables the Company considers at risk. The allowance for doubtful accounts was $0 at September 30, 2011 and June 30, 2011.

f) Advances Receivable

The Company advanced amounts to two independent contractors who earn commissions for sales generated. On October 31, 2009, the Company placed these independent contractors on the payroll and ceased all advances.  The Company obtained two promissory notes, each in the amount of $61,300, from these independent contractors for the amount owed.  The notes carry an interest rate of 3% and are reduced by semi-monthly payroll deductions of $129.17, which are composed of principal and interest.  The term of the notes is 5 years and a balloon payment is due at the end of the term of the loan for any unpaid principal and interest.  The payments under these notes are deducted from the employees’ paychecks on a semi-monthly basis.  The Company has recorded an allowance for doubtful accounts in the amount of $110,975 as of June 30, 2010.  The amount reserved at June 30, 2010 is equal to the balloon payment due on the notes.  As of September 30, 2011, a full valuation allowance was recorded based on an updated evaluation of the collectability of the receivable.

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

The depreciation expense for the three month period ended September 30, 2011 and 2010 were $4,793 and $3,600 respectively.

i) Corporate Taxes Receivable

Corporate taxes receivable pertain to refundable amounts owed to the Company for corporate taxes from the United States Treasury.  These amounts are recorded at the value anticipated to be received based on tax returns filed.

j) Long-lived Assets

In accordance with ASC 360, Impairment or Disposal of Long-Lived Assets, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.  There was no impairment of long-lived assets for periods ended September 30, 2011 and June 30, 2011.

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

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the three months ended September 30, 2011 and September 30, 2010, there were no charges for interest or penalties.

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

n)  Concentrations

As at September 30, 2011, 95% (June 30, 2011 – 91%) of accounts receivable is comprised of two customers. (June 30, 2011 – two customers).  As at September 30, 2011, the specific concentrations of each customer included in this total were 69% and 26%.  As at June 30, 2011, the specific concentrations of each customer included in this total were 65% and 26%.  During the three months ended September 30, 2011, the Company has four customers that total 79% of its revenue. The specific concentrations of each customer included in this total were 25%, 19%, 18%, and 17%.

o)  Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

p)  Earnings (Loss) Per Share

The Company computes earnings per share (“EPS’) in accordance with ASC 260, “Earning Per Share”.  ASC 260 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. All potentially dilutive shares as of September 30, 2011 were anti-dilutive. There were no potentially dilutive shares as of September 30, 2010.

3.	Summary of Significant Accounting Policies (continued)

q)  Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2011 and September 30, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

In September 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05), which is effective for annual reporting periods beginning after December 15, 2011.  ASU 2011-05 will become effective for the Company on April 1, 2012.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements.  This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income.  The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

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

r)  Recent Accounting Pronouncements (continued)

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes become effective for the Company beginning January 1, 2011. The adoption of this ASU did not have a material impact on our financial statements.

4.	Property and Equipment

	September 30, 2011 Net carrying value $	June 30, 2011 Net carrying value $

Computer equipment	422	3,665
Furniture and equipment	5,543	7,093

	5,965	10,758

5.	Bank Indebtedness

The Company has a revolving bank credit line with a limit of $24,300 which bears interest at 9.75% per annum and is secured by a personal guarantee of the Vice-President of the Company.  The balance in this account at September 30, 2011 was $23,541 (June 30, 2011 - $23,126).

6.	Convertible Notes and Loans Payable

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

In addition, the Company recognized and measured the embedded beneficial conversion feature present in the convertible debts by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital.  The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the convertible debt.  This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt. This beneficial conversion feature is amortized as a non-cash interest expense from the issuance date of the debenture through the earlier of the stated redemption date, which is nine months from issuance, or conversion into common stock. The amortization was calculated on a quarterly basis using the effective interest method. The offset was a credit to the discount.  The notes were discounted $82,506 at issuance for a carrying value of $7,494.  During the year ending June 30, 2011, the notes were accreted $67,366 and have a balance as of June 30, 2011 of $74,860.  During the period ending September 30, 2011, the notes were fully accreted and an additional $15,140 was expensed.

During the year ended June 30, 2011, the company issued non-convertible promissory notes in the amount of $325,000.  There were three notes and they were denominated in the amounts of $25,000, $100,000, and $200,000.  The note with a face value of $25,000 is due on August 13, 2011 and accrues interest of 12%.  The notes with face values of $100,000 and $200,000 are due on December 14, 2011 and accrue interest of 12%.  The note issued for $200,000 was issued as a payment of a finder’s fee to a third party for an oil and gas acquisition that is pending and not yet completed as of September 30, 2011.

7.	Related Party Transactions

a)  During the period ended September 30, 2011, the Company incurred rent of $Nil (2010: $1,500) to the President of the Company.  As of September 30, 2011, the Company owes $12,500 to the President of the Company.

b)  During the period ended September 30, 2011, the Company incurred rent of $Nil (2010: $1,500) to the Secretary and Treasurer of the Company.  As of September 30, 2011, the Company owes $2,024 to the Secretary and Treasurer of the Company.

c)   As at September 30, 2011, the Company owes $1,961 to a company director.

8.	Common Stock

Stock transactions during the three months ended September 30, 2011:

a)  On September 17, 2011, the Company settled debt of $4,000 by issuing 4,000,000 shares of stock at the fair market value of the date of grant, valued at $14,800.  This resulted in a loss of $10,800.

9.	Litigation

The company is not aware of any material pending or threatened litigation through the date of these financial statements.  On January 13, 2012, a mediation involving the Company and a stocking dealer was concluded. The stocking dealer had purchased inventory from the Company, but had subsequently refused delivery and demanded a refund. The mediator held that the Company is required to deliver inventory of equal value to the stocking dealer.

10.	Subsequent events

In January 2012, the controlling shareholders sold 40,267,390 shares of common stock of the Company to third parties. This sale resulted in these shareholders losing control of the Company.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

As used in this quarterly report: (i) the terms "we", "us", "our", and the “Company" mean AGR Tools, Inc. and its subsidiaries, unless otherwise indicated and (ii) all dollar amounts in this quarterly report refer to U.S. dollars unless otherwise indicated.

Cautionary Statement Regarding Forward-Looking Information

The statements in this report that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements appear in a number of different places in this report and can be identified by words such as “estimates”, “projects”, “expects”, “intends”, “believes”, “plans”, or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include, among others, statements regarding our markets and the demand for our services

You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our estimates. Some of these risks and assumptions include those set forth in reports and other documents we have filed with or furnished to the United States Securities and Exchange Commission (“SEC”). We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.

Our Business

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

In January 2012, our directors and officers resigned from the Company and sold all of the shares of the Company to third parties, resulting in a change of control of the Company. A new director and officer was appointed by a majority of the Company’s shareholders.

We are a Texas-based company in the business of manufacturing and selling tooling and accessories to the construction, building, maintenance and demolition industries in the United States and Canada. Tooling is the consumable disposal portion of a tool that makes the tool work. It wears out as the tool is operated, and as a result, demand for our products is driven by the need for original and replacement tool parts, not the tools themselves. We currently sell more than 700 products through our stocking dealer network, which consists of dealers in 15 U.S. states, and in two Canadian provinces. Our products include diamond-based blades, diamond drill bits, diamond cup wheels, resin polyesters, glues, inks, resin-based waterproof grinding stones and diamond polishing pads, all of which are manufactured in a number of different sizes.

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

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three months ended September 30, 2011 should be read in conjunction with our interim financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues

We generated revenue of $33,724 during the three months ended September 30, 2011, compared to revenue of $205,443 during the three months ended September 30, 2010. The decrease in revenue was primarily due to a decrease in overall activity in the construction, building and demolition industries in the United States and Canada during the most recent fiscal year.

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

Our cost of goods sold decreased to $23,039 in the three months ended September 30, 2011 from $123,135 in the prior period as a result of the decrease in overall activity in the construction, building and demolition industries in the United States and Canada during the most recent fiscal year. Consequently, we yielded gross profit of $10,685 during the three months ended September 30, 2011, compared to gross profit of $82,308 during the three months ended September 30, 2010.

Expenses

During the three months ended September 30, 2011, our total operating expenses decreased to $62,407 from $154,197 during the prior period. The decrease in our operating expenses was primarily due to the overall decrease in our operations resulting from the recent global recession significantly affecting demand in the construction, building and demolition industries in the United States and Canada and the corresponding demand for our products, and resulted in a decrease in the number of dealers in our network to whom we sell our products.

We incurred a loss from our operations of $51,722 during the three months ended September 30, 2011, compared to a loss from operations of $71,197 during the three months ended September 30, 2010.

Our total other expenses during the three months ended September 30, 2011 were $30,847 compared to $4,031 during the prior period, primarily due to increased interest and bank charges.

Net Loss

During the three months ended September 30, 2011, we incurred a net loss of $82,569. During the three months ended September 30, 2010, we incurred a net loss of $75,920.

Liquidity and Capital Resources

As of September 30, 2011, we had $4,665 in cash, $267,431 in total assets, $878,151 in total liabilities and a working capital deficit of $616,685. As of September 30, 2011, we had an accumulated deficit of $1,853,288.

During the three months ended September 30, 2011, operating activities used cash of $4,371, compared to $34,057 during the three months ended September 30, 2010. A decrease in inventory provided cash of $17,543 in the current period, compared to $24,616 in the prior period. An increase in accounts payable in the current period provided cash of $13,061, compared to $3,453 in the prior period. An increase in accrued liabilities provided cash of $26,720 in the current period, compared to $7,466 in the prior period. An increase in amounts due to related parties provided cash of $2,150 in the current period, compared to a decrease in same using cash of $34,037 in the prior period. A decrease in customer deposits used cash of $10,591 in the current period, compared to an increase in customer deposits providing cash of $40,209 in the prior period.

Investing activities used cash of $0 in the three months ended September 30, 2011 and 2010.

Financing activities in the three months ended September 30, 2011 provided cash of $415, compared to $52,389 in the prior period primarily from loans from related parties.

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

Going Concern

Our financial statements for the three months ended September 30, 2011 have been prepared on a going concern basis and Note 2 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to the following deficiencies:

1.	Management override of existing controls is possible given our small size and lack of personnel; and

2.	We maintain an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

In light of the existence of these control deficiencies, our management concluded that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

Management is currently evaluating remediation plans for the above control deficiencies. Management plans to enhance our risk assessment, internal control design and documentation and implement other procedures in the internal control function.

Changes in Internal Control

Other than as described above, during the three months ended September 30, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings and are not aware of any legal proceedings that have been threatened against us. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or securityholder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings.

On January 13, 2012, a mediation involving the Company and a stocking dealer was concluded. The stocking dealer had purchased inventory from the Company, but had subsequently refused delivery and demanded a refund. The mediator held that the Company is required to deliver inventory of equal value to the stocking dealer.

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGR TOOLS, INC.

Date: January 31, 2012	By:	/s/ Rock Rutherford
Rock Rutherford
Chief Executive Officer