Form 10-Q
period 2011-12-31
AGR TOOLS, INC.
filed 2012-02-17
CIK 1352858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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
Consolidated Financial Statements
For the three and six months ended December 31, 2011 and 2010

Item 1. Financial Statements

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Consolidated Balance Sheets

	December 31, 2011 $	June 30, 2011 $
	(unaudited)
ASSETS

Current assets

Cash	3,169	8,621
Accounts receivable	1,987	2,731
Inventory	266,387	258,177
Prepaid expenses and deposits	3,000	12,018

Total current assets	274,543	281,547

Property and equipment, net	4,528	10,758
Advances receivable, net	-	-

Total assets	279,071	292,305

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities

Bank indebtedness	23,157	23,126
Accounts payable	255,281	226,413
Accounts payable –related parties	16,635	16,485
Accrued liabilities	96,000	58,106
Customer deposits	118,057	121,266
Convertible debt, net of discount	80,000	64,860
Current portion of loans payable	325,000	325,000

Total current liabilities	914,130	835,256

Total liabilities	914,130	835,256

Stockholders’ deficit

Preferred stock Authorized: 100,000,000 shares, par value $0.001 per share, Issued and outstanding: nil	-	-

Common stock Authorized: 200,000,000 shares, par value $0.001 per share Issued and outstanding: 91,823,986 shares as of December 31, 2011 (June 30, 2011 – 87,823,986 shares)	91,825	87,825

Additional Paid in Capital	1,150,743	1,139,943
Accumulated deficit	(1,877,627)	(1,770,719)

Total stockholders’ deficit	(635,059)	(542,951)

Total liabilities and stockholders’ deficit	279,071	292,305

(The accompanying notes are an integral part of these consolidated financial statements)

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Consolidated Statements of Operations
Unaudited

	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010

Revenue	33,589	110,718	67,313	316,161
Cost of goods sold	17,914	60,642	40,953	183,777

Gross profit	15,675	50,076	26,360	132,384

Operating expenses

Advertising and promotion	-	3,561	3,000	17,931
Automotive	989	1,022	1,975	2,626
Bad debts	(4,200)	(15,000)	(4,200)	(15,500)
Consulting fees	2,080	5,037	2,080	6,537
Depreciation	1,438	1,125	6,231	4,725
Insurance	-	2,532	233	5,748
Office and miscellaneous	3,851	2,499	32,648	8,409
Professional fees	15	882	3,154	41,804
Rent and utilities	18,478	32,588	38,335	57,839
Telephone and internet	1,583	1,598	3,185	5,598
Travel	-	350	-	477
Wages and benefits	-	43,972	-	98,169

Total operating expenses	24,234	80,166	86,641	234,363

Loss from operations	(8,559)	(30,090)	(60,281)	(101,979)

Other income(expenses)
Interest income	-	906	75	1,816
Interest and bank charges	(15,781)	(13,942)	(35,902)	(21,755)
Loss on extinguishment of debt	-	-	(10,800)
Gain on disposal of property and equipment	-	-	-	2,872

Total other expenses	(15,781)	(13,036)	(46,627)	(17,067)

Loss before income taxes	(24,340)	(43,126)	(106,908)	(119,046)

Income taxes (recovery)	-	-	-	-

Net loss for the year	(24,340)	(43,126)	(106,908)	(119,046)

Net loss per share, basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding	91,823,986	86,265,976	90,106,591	92,286,029

(The accompanying notes are an integral part of these consolidated financial statements)

AGR TOOLS, INC.
(formerly known as Laburnum Ventures, Inc.)
Consolidated Statements of Stockholder’s Deficit
For the six months ended December 31, 2011

	Common stock
	Number	Amount	Additional Paid in Capital	Accumulated deficit	Total stockholders’ deficit

Balance, June 30, 2011	87,823,986	87,825	1,139,943	(1,770,719)	(542,951)

Conversion of promissory note into common shares	4,000,000	4,000	10,800	-	14,800
Net loss for the period (unaudited)	–	–	–	(106,908)	(106,908)

Balance, December 31, 2011	91,823,986	91,825	1,150,743	(1,877,627)	(635,059)

(The accompanying notes are an integral part of these consolidated financial statements)

AGR TOOLS, INC.
(formally known as Laburnum Ventures, Inc.)
Consolidated Statements of Cash Flows
Unaudited

	Six months ended
	December 31,
	2011	2010
Operating activities
Net loss for the period	(106,908)	(119,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,231	4,725
Debt discount amortization	15,140	9,358
Shares issued for consulting fees	-	15,000
Loss on extinguishment of debt	10,800	-
Loss on disposal of property and equipment	-	(2,871)
Changes in operating assets and liabilities:
Accounts receivable	744	(223)
Advances receivable	-	1,286
Inventory	(8,210)	57,979
Prepaid expenses and deposits	9,018	6,366
Accounts payable	32,867	(41,319)
Accrued liabilities	37,894	10,357
Due to related parties	150	(34,874)
Customer deposits	(3,209)	(38,428)
Corporate taxes	-	-

Net cash used in operating activities	(5,483)	(131,690)
Financing activities
Bank indebtedness, net	31	1,766
Loans provided by related parties, net	-	58,000
Convertible debt, net	-	90,000

Net cash provided by financing activities	31	149,766

Change in cash	(5,452)	18,076
Cash, beginning of year	8,621	11,396
Cash, end of year	3,169	29,472

Non-cash investing and financing activities:
Debt exchanged for shares	4,000	520,012
Beneficial conversion feature of short term debt	-	82,506
Cancellation of shares	-	25,000

Supplemental disclosures:
Interest paid	4,858	7,143
Income taxes paid	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

AGR TOOLS, INC.
Notes to Consolidated Financial Statements
(unaudited)

1.      Interim Financial Statements

While the information presented in the accompanying interim financial statements for the three and six months ending December 31, 2011 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the Company’s June 30, 2011, financial statements. Operating results for the three and six months ended December 31, 2011 are not necessarily indicative of the results that can be expected for the year ending June 30, 2012.

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

Effective May 27, 2010, the Company closed a share exchange agreement with AGR USA., whereby the Company acquired all of the issued and outstanding shares of AGR USA. For financial statement reporting purposes, the share exchange was treated as a reverse acquisition with AGR USA deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with Accounting Standards Codification (“ASC”) 805-10-40, Business Combinations – Reverse Acquisitions. The reverse merger is deemed a recapitalization and the consolidated financial statements represent the continuation of the financial statements of AGR USA (the accounting acquirer/legal subsidiary) except for its capital structure, and the consolidated financial statements reflect the assets and liabilities of AGR USA recognized and measured at their carrying value before the combination and the assets and liabilities of the Company (the accounting acquiree/legal parent). The equity structure reflects the equity structure of the Company, the legal parent, and the equity structure of AGR Stone and Tools, USA, Inc., the accounting acquirer, as restated using the exchange ratios established in the share exchange agreement to reflect the numbers of shares of the legal parent.

3.     Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at December 31, 2011, the Company has a working capital deficit of $639,587, and has an accumulated deficit of $1,877,627 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

AGR TOOLS, INC.
Notes to Consolidated Financial Statements
(unaudited)

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

d) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  There were no cash equivalents at December 31, 2011 and June 30, 2011.

e) Accounts Receivable

The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on the age of receivable and the specific identification of receivables the Company considers at risk. The allowance for doubtful accounts was $0 at December 31, 2011 and June 30, 2011.

f) Advances Receivable

The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on the age of receivable and the specific identification of receivables the Company considers at risk. The allowance for doubtful accounts was $0 at December 31, 2011 and June 30, 2011.

g) Inventory

Inventory consists of diamond tools and is carried at the lower of cost and market value. The Company uses the FIFO inventory costing method.

AGR TOOLS, INC.
Notes to Consolidated Financial Statements
(unaudited)

4.     Summary of Significant Accounting Policies (continued)

h) Property and Equipment

Property and equipment are stated at cost. The Company depreciates the cost of property and equipment straight-line over their estimated useful lives:

Automotive	3 years
Computer equipment	3 years
Furniture and equipment	5 years

The depreciation expense for the three and six months ended December 31, 2011 was $1,438 and $6,231 (December 31, 2010: $1,125 and $4,725) respectively.

i) Corporate Taxes Receivable

Corporate taxes receivable pertain to refundable amounts owed to the Company for corporate taxes from the United States Treasury.  These amounts are recorded at the value anticipated to be received based on tax returns filed.

j) Long-lived Assets

In accordance with ASC 360, Impairment or Disposal of Long-Lived Assets, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.  There was no impairment of long-lived assets for periods ended December 31, 2011 and June 30, 2011.

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

The Company files federal, state and local income tax returns in the U.S., as applicable. The open taxation years range from 2008 to 2010. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three and six year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of the U.S. have not audited any of the Company’s income tax returns for the open taxation years noted above.

AGR TOOLS, INC.
Notes to Consolidated Financial Statements
(unaudited)

4.     Summary of Significant Accounting Policies (continued)

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the three and six months ended December 31, 2011 and June 30, 2011, there were no charges for interest or penalties.

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

n) Concentrations

As at December 31, 2011, 95% (June 30, 2011 – 91%) of accounts receivable is comprised of two customers. (June 30, 2011 – two customers). As at December 31, 2011, the specific concentrations of each customer included in this total were 68% and 27%.  As at June 30, 2011, the specific concentrations of each customer included in this total were 65% and 26%.  During the six month period ended December 31, 2011, the Company has four customers that total 66% of its revenue. The specific concentrations of each customer included in this total were 26%, 16, 14% and 10%.

AGR TOOLS, INC.
Notes to Consolidated Financial Statements
(unaudited)

 4.    Summary of Significant Accounting Policies (continued)

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

The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

p) Earnings (Loss) Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earning Per Share”.  ASC 260 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. All potentially dilutive shares as of December 31, 2011 were anti-dilutive. There were no potentially dilutive shares as of June 30, 2011.

q) Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2011 and June 30, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

AGR TOOLS, INC.
Notes to Consolidated Financial Statements
(unaudited)

 4.    Summary of Significant Accounting Policies (continued)

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

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes become effective for the Company beginning January 1, 2011. The Company’s adoption of this update did not have an impact on the Company’s financial condition or results of operations. In June 2009, In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

5.     Property and Equipment

	December 31, 2011 Net carrying value $	June 30, 2011 Net carrying value $

Automotive	-	-
Computer equipment	-	3,665
Furniture and equipment	4,528	7,093

	4,528	10,758

AGR TOOLS, INC.
Notes to Consolidated Financial Statements
(unaudited)

6.     Bank Indebtedness

The Company has a revolving bank credit line with a limit of $24,300.00 that bears interest at 9.75% per annum and is secured by a personal guarantee of the Vice-President of the Company.  The balance in this account at December 31, 2011 was $23,157 (June 30, 2011 - $23,126).

7.     Convertible Notes

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

In addition, the Company recognized and measured the embedded beneficial conversion feature present in the convertible debts by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital.  The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the convertible debt.  This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt. This beneficial conversion feature is amortized as a non-cash interest expense from the issuance date of the debenture through the earlier of the stated redemption date, which is nine months from issuance, or conversion into common stock. The amortization was calculated on a quarterly basis using the effective interest method. The offset was a credit to the discount.  The notes were discounted $82,506 at issuance for a carrying value of $7,494.  During the year ending June 30, 2011, the notes were accreted $67,366 and have a balance as of June 30, 2011 of $64,860. During the six months ended December 31, 2011, the remaining $15,140 was accreted and the balance as of December 31, 2011 is $80,000.

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

8.     Related Party Transactions

a)  During the period ended December 31, 2011, the Company paid rent of $Nil (2010: $3,000) to the former President of the Company.  As of December 31, 2011 the Company owes $12,500 to the former President of the Company.

b)  During the period ended December 31, 2011, the Company incurred rent of $Nil (2010: $3,000) to the Secretary and Treasurer of the Company.  As of December 31, 2011, the Company owes $2,194 to the former Secretary and Treasurer of the Company.

c)  At December 31, 2011, the Company owes $1,961 to a former director of the Company.

9.     Common Stock

Stock transactions during the six months ended December 31, 2011:

a)  On September 17, 2011, the Company settled debt of $4,000 by issuing 4,000,000 shares of stock at the fair market value of the date of grant, valued at $14,800.  This resulted in a loss of $10,800.

AGR TOOLS, INC.
Notes to Consolidated Financial Statements
(unaudited)

10.     Litigation

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

11.   Subsequent Events

In January 2012, the three largest shareholders sold an aggregate 40,267,390 shares of common stock of the Company to third parties. In connection with the sale of the shares, the then-current Board of Directors (comprised of the controlling shareholders) resigned from their officer and director positions and concurrently appointed Mr. Vern O.C. Wilson to the Board of Directors appointed as Chief Executive Officer, Secretary and Treasurer. Additional information on the sale and changes in the Board of Directors is available on Form 8-K, filed with the SEC on February 14, 2102 and incorporated by reference to Exhibit 17.1.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

As used in this quarterly report: (i) the terms “we”, “us”, “our”, and the “Company” mean AGR Tools, Inc. and its subsidiaries, unless otherwise indicated and (ii) all dollar amounts in this quarterly report refer to U.S. dollars unless otherwise indicated.

Cautionary Statement Regarding Forward-Looking Information

The statements in this report that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements appear in a number of different places in this report and can be identified by words such as “estimates”, “projects”, “expects”, “intends”, “believes”, “plans”, or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include, among others, statements regarding our markets and the demand for our services.

You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our estimates. Some of these risks and assumptions include those set forth in reports and other documents we have filed with or furnished to the United States Securities and Exchange Commission (“SEC”). We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. Except as required by law, we assume no duty to update or revise our forward-looking statements. However, you should carefully review the reports and other documents we file from time to time with the SEC.

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

On July 21, 2009, we entered into a share exchange agreement (the “Original Share Exchange Agreement”) with AGR Stone & Tools USA, Inc., a private Texas company (“AGR USA”). Pursuant to the terms of the Original Share Exchange Agreement, we agreed to acquire all of the outstanding shares of AGR USA from its shareholders in exchange for our shares on a one-for-one basis, which, if completed, would result in AGR USA becoming our wholly owned subsidiary.

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

In January 2012, our directors and officers resigned from the Company and sold all of their shares of the Company to third parties, resulting in a change of ownership of approximately 43.85% of the outstanding shares of common stock of the Company. The resignations were voluntary and did not involve a disagreement with the Company on any matters relating to the Company’s operations, policies or practice. A new director was concurrently appointed by the departing board members to fill the resulting vacancies pursuant to NRS § 78.130 and the sole board member subsequently appointed a new officer to fill all vacant positions.

We are a Texas-based company in the business of manufacturing and selling tooling and accessories to the construction, building, maintenance and demolition industries in the United States and Canada. Tooling is the consumable disposal portion of a tool that makes the tool work. It wears out as the tool is operated, and as a result, demand for our products is driven by the need for original and replacement tool parts, not the tools themselves. We currently sell more than 700 products through our stocking dealer network, which consists of dealers in 15 U.S. states and two Canadian provinces. Our products include diamond-based blades, diamond drill bits, diamond cup wheels, resin polyesters, glues, inks, resin-based waterproof grinding stones and diamond polishing pads, all of which are manufactured in a number of different sizes.

Our products are manufactured in China on a contract basis and we subject the manufacturers to strict standards. We field-test the products by using them in construction, building and demolition projects. We also test our products alongside the products of our competitors both in the field and in our testing facility. All of our products are accompanied by a warranty against defects in workmanship.

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

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three months ended December 31, 2011 should be read in conjunction with our interim financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K.

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Revenues

We generated revenue of $33,589 during the three months ended December 31, 2011, compared to revenue of $110,718 during the three months ended December 31, 2010. The decrease in revenue was primarily due to a decrease in overall activity in the construction, building and demolition industries in the United States and Canada during the most recent fiscal year.

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

Our cost of goods sold decreased to $17,914 in the three months ended December 31, 2011 from $60,642 in the prior period as a result of the decrease in overall activity in the construction, building and demolition industries in the United States and Canada during the most recent fiscal year. Consequently, we yielded gross profit of $15,675 during the three months ended December 31, 2011, compared to gross profit of $50,076 during the three months ended December 31, 2010.

Expenses

During the three months ended December 31, 2011, our total operating expenses decreased to $24,234 from $80,166 during the prior period. The decrease in our operating expenses was primarily due to the overall decrease in our operations resulting from the recent global recession significantly affecting demand in the construction, building and demolition industries in the United States and Canada and the corresponding demand for our products, and resulted in a decrease in the number of dealers in our network to whom we sell our products.

We incurred a loss from our operations of $8,559 during the three months ended December 31, 2011, compared to a loss from operations of $30,090 during the three months ended December 31, 2010.

Our total other expenses during the three months ended December 31, 2011 were $15,781 compared to $13,036 during the prior period, primarily due to increased interest and bank charges.

Net Loss

During the three months ended December 31, 2011, we incurred a net loss of $24,340. During the three months ended December 31, 2010, we incurred a net loss of $43,126.

Six Months Ended December 31, 2011 Compared to Six Months Ended December 31, 2010

Revenues

We generated revenue of $67,313 during the six months ended December 31, 2011, compared to revenue of $316,161 during the six months ended December 31, 2010. The decrease in revenue was primarily due to a decrease in overall activity in the construction, building and demolition industries in the United States and Canada during the most recent fiscal year.

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

Our cost of goods sold decreased to $40,953 in the six months ended December 31, 2011 from $183,777 in the prior period as a result of the decrease in overall activity in the construction, building and demolition industries in the United States and Canada during the most recent fiscal year. Consequently, we yielded gross profit of $23,360 during the six months ended December 31, 2011, compared to gross profit of $132,384 during the six months ended December 31, 2010.

Expenses

During the six months ended December 31, 2011, our total operating expenses decreased to $86,641 from $243,363 during the prior period. The decrease in our operating expenses was primarily due to the overall decrease in our operations resulting from the recent global recession significantly affecting demand in the construction, building and demolition industries in the United States and Canada and the corresponding demand for our products, and resulted in a decrease in the number of dealers in our network to whom we sell our products.

We incurred a loss from our operations of $60,281 during the six months ended December 31, 2011, compared to a loss from operations of $101,979 during the six months ended December 31, 2010.

Our total other expenses during the six months ended December 31, 2011 were $46,627 compared to $17,067 during the prior period, primarily due to increased interest and bank charges and a loss on extinguishment of debt.

Net Loss

During the six months ended December 31, 2011, we incurred a net loss of $106,908. During the six months ended December 31, 2010, we incurred a net loss of $119,046.

Liquidity and Capital Resources

As of December 31, 2011, we had $3,169 in cash, $279,071 in total assets, $914,130 in total liabilities and a working capital deficit of $639,587. As of December 31, 2011, we had an accumulated deficit of $1,877,627.

During the six months ended December 31, 2011, operating activities used cash of $5,483, compared to $131,690 during the six months ended December 31, 2010. An increase in inventory reduced cash in the amount of $8,210 in the current period, compared to an increase of cash of $57,979 in the prior period. An increase in accounts payable in the current period provided cash of $32,867, compared to a decrease of $41,319 in the prior period. An increase in accrued liabilities provided cash of $37,894 in the current period, compared to a decrease of $41,319 in the prior period. An increase in amounts due to related parties provided cash of $150 in the current period, compared to a decrease in same using cash of $34,874 in the prior period. A decrease in customer deposits used cash of $3,209 in the current period, compared to a decrease in customer deposits using cash of $38,428 in the prior period.

Investing activities used cash of $0 in the three months ended December 31, 2011 and 2010.

Financing activities in the three months ended September 30, 2011 provided cash of $31, compared to $149,766 in the prior period primarily from loans from related parties.

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

We intend to raise the additional funds we require from the sale of our equity securities or loans from related or third parties. There can be no assurance that we will be able to secure the necessary financing from the sale of our securities or loans from related parties. If we are unable to raise sufficient funds to finance our operations our business may fail. In addition, if we are unable to raise the funds required to expand our operations, we may be forced to proceed with a scaled back business plan based on our available financial resources. An investment in our securities involves significant risk and you could lose your entire investment.

Going Concern

Our financial statements for the three months ended December 31, 2011 have been prepared on a going concern basis and Note 2 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, with the participation of our sole officer serving as the Chief Executive Officer and acting Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer/acting Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to the following deficiencies:

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

Changes in Internal Control

Other than as described above, during the three months ended December 31, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
31.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: February 17, 2012	AGR TOOLS, INC.

By:	/s/ Vern O.C. Wilson
Vern O.C. Wilson
Chief Executive Officer, President Sole Director, Acting Chief Financial Officer