Form 10-Q
period 2012-03-31
AGR TOOLS, INC.
filed 2012-05-21
CIK 1352858

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

☐           Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________to ____________

Commission File Number: 000-52043

AGR TOOLS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0480810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3500 Fairmount Street, Suite 501, Dallas, Texas 75219
   (Address of principal executive offices)

214-613-6400
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2012
Common Stock, par value $0.001 per share	183,661

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AGR TOOLS, INC
Consolidated Balance Sheets

	March 31, 2012	June 30, 2011
	(unaudited)
ASSETS

Current assets

Cash	$289	$8,621
Accounts receivable	-	2,731
Inventory	-	258,177
Prepaid expenses and deposits	3,000	12,018
Total current assets	3,289	281,547

Property and equipment, net	-	10,758

Total assets	$3,289	$292,305

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

Bank line of credit	$-	$23,126
Accounts payable	209,301	226,413
Accounts payable - related parties	16,635	16,485
Accrued liabilities	98,673	58,106
Customer deposits	118,057	121,266
Convertible debt, net of discount	120,750	64,860
Current portion of loans payable	325,000	325,000
Total current liabilities	888,416	835,256

Total liabilities	888,416	835,256

Stockholders' deficit

Common stock	91,825	87,825
Authorized:200,000,000 shares, par value
$0.001 per share, Issued and outstanding: 91,823,986 shares
as of March 31, 2012 (June 30, 2011 - 87,823,986 shares)

Additional Paid in Capital	1,150,743	1,139,943
Accumulated deficit	(2,127,695)	(1,770,719)
Total stockholders' deficit	(885,127)	(542,951)
Total liabilities and stockholders' deficit	$3,289	$292,305

AGR TOOLS, INC.
Consolidated Statement of Operations
Unaudited

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Revenue	$-	$59,192	$67,313	$375,353
Cost of goods sold	-	32,604	40,953	216,381
Gross profit	-	26,588	26,360	158,972

Operating expenses
Advertising	-	865	3,000	18,796
Automotive	-	1,427	1,975	4,053
Bad debts	1,987	6,596	(2,213)	(8,904)
Consulting fees	-	-	2,080	6,537
Depreciation	-	686	6,231	5,411
Insurance	-	804	233	6,552
Office and miscellaneous	(2,350)	4,579	30,298	12,988
Professional fees	-	19,775	3,154	61,579
Rent and utilities	-	8,281	38,335	66,120
Telephone and internet	-	1,632	3,185	7,230
Travel	-	200	-	677
Wages and benefits	-	39,395	-	137,564
Impairment	270,915	-	270,915	-
Total operating expenses	270,552	84,240	357,193	318,603
Loss from operations	(270,552)	(57,652)	(330,833)	(159,631)

Other income (expenses)
Interest income	-	676	75	2,493
Interest expense	(2,673)	(34,074)	(38,575)	(55,829)
Gain (Loss) on extinguishment of debt	23,157	-	12,357	-
Gain on disposal of property and equipment	-	-	-	2,871
Total other expenses	20,484	(33,398)	(26,143)	(50,465)

Loss before income taxes	(250,068)	(91,050)	(356,976)	(210,096)
Income taxes	-	-	-	-

Net loss	$(250,068)	$(91,050)	$(356,976)	$(210,096)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average nubmer of shares outstanding	91,823,986	85,039,073	90,935,097	85,039,073

AGR TOOLS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited
	Nine months ended March 31,
	2012	2011
Operating activities
Net loss	$(356,976)	$(210,096)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	6,231	5,411
Bad debt (recovery) expense	1,987	(8,904)
Debt discount amortization	15,140	36,202
Shares issued for consulting fees	-	15,000
Gain on disposal of property and equipment	-	(2,871)
Impairment loss	270,915	-
Gain from cancellation of debt	(12,357)	-

Changes in operating assets and liabilities:
Accounts receivable	744	13,401
Advances receivable	-	1,772
Inventory	(8,210)	39,729
Prepaid expenses and deposits	9,018	(2,652)
Accounts payable	(13,113)	(35,901)
Accrued liabilities	40,567	48,865
Due to related parties	150	(34,319)
Customer deposits	(3,209)	(27,667)

Net cash used by operating activities	(49,113)	(162,030)

Financing activities
Line of credit advances (net)	31	1,772
Loans provided by related parties (net)	-	67,000
Convertible debt (net)	40,750	90,000
Net cash provided by financing activities	40,781	158,772

Change in cash	(8,332)	(3,258)
Cash, beginning of year	8,621	11,396
Cash, end of year	$289	$8,138

Non-cash investing and financing activities:
Debt exchanged for shares	$4,000	$520,012
Beneficial conversion featur of short term debt	-	82,506
Cancellation of shares	-	27,088

Supplemental disclosures:
Interest paid	$4,858	$10,336
Income taxes paid	-	-

AGR Tools, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of AGR Tools, Inc. for the year ended June 30, 2011.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.  The consolidated financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.  The Company’s accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of these consolidated financial statements.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of March 31, 2012, the Company has a working capital deficit of $885,127, and has an accumulated deficit of $2,127,695 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(2) CHANGE IN CORPORATE CONTROL

In January 2012, the three largest shareholders sold an aggregate 40,267,390 shares of common stock of the Company to third parties. In connection with the sale of the shares, the then-current Board of Directors (comprised of the controlling shareholders) resigned from their officer and director positions and concurrently appointed Mr. Vern O.C. Wilson to the Board of Directors appointed as Chief Executive Officer, Secretary and Treasurer. Additional information on the sale and changes in the Board of Directors is available on Form 8-K, filed with the SEC on February 14, 2102 and incorporated by reference

(3) LINE OF CREDIT

The Company has a revolving bank credit line with a limit of $24,300.00 that bears interest at 9.75% per annum and is secured by a personal guarantee of the former Vice-President of the Company. The balance in this account at December 31, 2011 was $23,157 (June 30, 2011 - $23,126).  In connection with the change in control described in Note 2 above, the former Vice-President of the Company has assumed the line of credit.  Therefore, the balance as of March 31, 2012 was $0.

(4) CONVERTIBLE NOTES

During the year ended June 30, 2011, the Company issued two convertible notes for a total principal of $45,000 and $45,000, respectively. These notes carry an 8% annual interest rate. These convertible notes of $45,000 each have stated terms as the following, convertible at the greater of a fixed conversion price of $.00009 or 55% of lowest average 3 trading price over 10 days preceding the day of the note. In addition, there is a cap on the number of shares convertible under the note to prevent a derivative and these subordinated convertible debentures may have conversion prices that at issuance could be lower than the fair market value of the underlying stock.

In addition, the Company recognized and measured the embedded beneficial conversion feature present in the convertible debts by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the convertible debt. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt. This beneficial conversion feature is amortized as a non-cash interest expense from the issuance date of the debenture through the earlier of the stated redemption date, which is nine months from issuance, or conversion into common stock. The amortization was calculated on a quarterly basis using the effective interest method. The offset was a credit to the discount. The notes were discounted $82,506 at issuance for a carrying value of $7,494. During the year ending June 30, 2011, the notes were accreted $67,366 and have a balance as of June 30, 2011 of $64,860. During the nine months ended March 31, 2012, the remaining $15,140 was accreted.

During the nine months ended March 31, 2012, the convertible notes were refinanced into a single convertible note and additional principal of $40,750 was advanced to the Company.  The new note carries an interest rate of 8% and matures on December 21, 2012.  The principal balance as of March 31, 2012 is $120,750.

During the year ended June 30, 2011, the company issued non-convertible promissory notes in the amount of $325,000. There were three notes and they were denominated in the amounts of $25,000, $100,000, and $200,000. The note with a face value of $25,000 is due on August 13, 2011 and accrues interest of 12%. The notes with face values of $100,000 and $200,000 are due on December 14, 2011 and accrue interest of 12%.   The notes were extended in January 2012 and mature June 30, 2012.   As of March 31, 2012, the principal balance owed is $325,000.

(5) IMPAIRMENTS

The Company did not sell any of its inventory during the quarter ended March 31, 2012.  The last sale occurred in November 2011.  There is substantial doubt as to the amount, if any, the Company may realize on the sale of the remaining inventory.  Consequently, Management has determined that the carrying value of the Company’s inventory should be impaired.  For the quarter ended March 31, 2012, the Company recorded an impairment expense related to inventory of $266,387.  The carrying value of inventory on the Company’s balance sheet as of March 31, 2012 is $0.

Additionally, the Company recorded an impairment expense of $4,528 related to the remaining book value of the Company’s depreciable equipment.  The book value of equipment on the Company’s balance sheet as of March 31, 2012 is $0.

(6) COMMON STOCK

On September 17, 2011, the Company settled debt of $4,000 by issuing 4,000,000 shares of stock at the fair market value of the date of grant, valued at $14,800. This resulted in a loss of $10,800.

(7) RELATED PARTY TRANSACTIONS

One of the shareholders who acquired the stock from former shareholders as described in Note 2 above was the holder of the promissory notes described in Note 4 above.

During the nine months ended March 31, 2012, the Company paid rent of $Nil (2010: $3,000) to the former President of the Company. As of March 31, 2012 the Company owes $12,500 to the former President of the Company.

During the nine months ended March 31, 2012, the Company incurred rent of $Nil (2010: $3,000) to the Secretary and Treasurer of the Company. As of March 31, 2012, the Company owes $2,194 to the former Secretary and Treasurer of the Company.

At March 31, 2012, the Company owes $1,961 to a former director of the Company.

(8) LITIGATION

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

(9) SUBSEQUENT EVENTS

On April 24, 2012, the Board of Directors approved and recommended the shareholders of the Company approve a 500:1 reverse stock split of the Company’s common stock. The reverse split was subsequently approved by a majority of the shareholders.  Immediately prior to the stock split there were 91,823,982 shares of common stock issued and outstanding.  Immediately after the reverse split, there were 183,661 shares of common stock issued and outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our annual report on Form 10-K for the year ended June 30, 2011 and subsequent reports on Form 8-K, which discuss our business in greater detail.

In this report we make, and from time to time we otherwise make, written and oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other of our representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties.  Such risks and uncertainties include, but are not limited to, changes in local, regional, and national economic and political conditions, the effect of governmental regulation, competitive market conditions, our ability to obtain additional financing, and other risks detailed herein and from time to time in our SEC reports. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made.

Overview of Our Business

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

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2012 should be read in conjunction with our interim financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues

We generated revenue of $0 during the three months ended March 31, 2012, compared to revenue of $59,192 during the three months ended March 31, 2011.

Our cost of goods sold decreased to $0 in the three months ended March 31, 2012 from $32,604 in the prior period. Consequently, we yielded gross profit of $0 during the three months ended March 31, 2012, compared to gross profit of $26,588 during the three months ended March 31, 2011.

Expenses

During the three months ended March 31, 2012, our total operating expenses were $270,552 compared to $84,240 during the prior period. The increase in operating expenses was primarily driven by impairment expenses related to the write down of inventory.

We incurred a loss from our operations of $270,552 during the three months ended March 31, 2012, compared to a loss from operations of $57,652 during the three months ended March 31, 2011.

Our total other income during the three months ended March 31, 2012 was $20,484 compared to total other expenses of $33,398 during the prior period.

Net Loss

During the three months ended March 31, 2012, we incurred a net loss of $25,068. During the three months ended March 31, 2011, we incurred a net loss of $91,050.

Nine Months Ended March 31, 2012 Compared to Nine Months Ended March 31, 2011

Revenues

We generated revenue of $67,313 during the nine months ended March 31, 2012, compared to revenue of $375,353 during the nine months ended March 31, 2011. The decrease in revenue was primarily due to a decrease in overall activity in the construction, building and demolition industries in the United States and Canada during the most recent fiscal year.

Our cost of goods sold decreased to $40,953 in the nine months ended March 31, 2012 from $216,381 in the prior period as a result of the decrease in overall activity in the construction, building and demolition industries in the United States and Canada during the most recent fiscal year. Consequently, we yielded gross profit of $23,360 during the nine months ended March 31, 2012, compared to gross profit of $156,972 during the nine months ended March 31, 2012.

Expenses

During the nine months ended March 31, 2012, our total operating expenses increased to $357,193 from $318,603 during the prior period. The increase in operating expense was primarily due to impairment expense related to the write-down of inventory.

We incurred a loss from our operations of $330,833 during the nine months ended March 31, 2012, compared to a loss from operations of $159,631 during the nine months ended March 31, 2011.

Our total other expenses during the nine months ended March 31, 2012 were $26,143 compared to $50,465 during the prior period.

Net Loss

During the nine months ended March 31, 2012, we incurred a net loss of $356,976. During the nine months ended March 31, 2011, we incurred a net loss of $210,096.

Liquidity and Capital Resources

As of March 31, 2012, we had $289 in cash, $3,289 in total assets, $888,416 in total liabilities and a working capital deficit of $885,127. As of March 31, 2012, we had an accumulated deficit of $2,127,695. During the nine months ended March 31, 2012, operating activities used cash of $49,113, compared to $162,030 during the nine months ended March 31, 2011.

Investing activities used cash of $0 in the nine months ended March 31, 2012 and 2011.

Financing activities in the nine months ended March 31, 2012 provided cash of $40,781, compared to $158,772 in the prior period primarily from loans from related parties.

We are currently reviewing our business and are evaluating whether to remain in the business of manufacturing and selling tools and accessories to the construction, building, maintenance and demolition industries.  We may or may not exit this business within the next 6 months.  In the event we choose to exit the business, we expect to enter a different business and are in the process of evaluating our options and developing our strategy.

We anticipate raising additional funds required to execute our strategy from the sale of equity securities.  There can be no assurance that we will be able to secure the necessary financing from the sale of our securities.  If we are unable to raise sufficient funds to finance our operations, our business may fail.  An investment in our securities involves significant risk and you could lose your entire investment.

Going Concern

Our financial statements for the period ended March 31, 2012 have been prepared on a going concern basis and Note 2 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. We base our estimates on historical experience and various other assumptions that we believe are reasonable; however, actual results may differ.

Certain accounting estimates are considered to be critical if (a) the nature of the estimates and assumptions is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to changes; and (b) the impact of the estimates and assumptions on financial condition or operating performance is material.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” defined in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 4T.  CONTROLS AND PROCEDURES.

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

Changes in Internal Control
Other than as described above, during the three months ended March 31, 2012, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS.

As a “smaller reporting company” defined in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

EXHIBIT NUMBER	DESCRIPTION

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGR TOOLS, INC.

Date: May 21, 2012	By:	/s/ Vern Wilson
Vern O.C. Wilson
Chief Executive Officer, President
Sole Director, Acting Chief Financial Officer

Exhibits Index

EXHIBIT NUMBER	DESCRIPTION

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002